Form 10KSB
period 2006-12-31
SPICY PICKLE FRANCHISING INC
filed 2007-03-29
CIK 1367722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from               to
                                          --------------   --------------

                       Commission file number: 333-138228

                         SPICY PICKLE FRANCHISING, INC.
                 (Name of small business issuer in its charter)

                COLORADO                           06-1678665
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

   90 MADISON STREET, SUITE 700, DENVER, COLORADO               80206
      (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (303) 297-1902

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State issuer's revenues for its most recent fiscal year:  $ 892,009

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: AS OF MARCH 27, 2007 THE SHARES OF THE COMPANY WERE NOT TRADING AS YET.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,996,455 AS OF MARCH 27, 2007

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]

EXPLANATORY NOTE: Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, this annual report on Form 10-KSB contains only financial statements as of and for the fiscal year ended December 31, 2006.

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
Report of Independent Registered Public Accounting Firm                     4
Consolidated Balance Sheets as of December 31, 2006 and 2005                5
Consolidated Statements of Operations for the years ended
  December 31, 2006 and 2005                                                6
Consolidated Statements of Equity (Deficit) for the years ended
  December 31, 2006 and 2005                                                7
Consolidated Statements of Cash Flows for the years ended
  December 31, 2006 and 2005                                                8
Notes to Consolidated Financial Statements                                9 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Spicy Pickle Franchising, Inc.
Denver, Colorado


We have audited the consolidated balance sheets of Spicy Pickle Franchising, Inc. (formerly Spicy Pickle Franchising, LLC) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spicy Pickle Franchising, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ GORDON, HUGHES & BANKS, LLP

Greenwood Village, Colorado
March 19, 2007

                         Spicy Pickle Franchising, Inc.
                   (formerly - Spicy Pickle Franchising, LLC)
                           Consolidated Balance Sheets
                           December 31, 2006 and 2005

                                                                                      2006              2005
                                                                                ---------------   ---------------
                                    Assets
Current assets:
  Cash and cash equivalents                                                     $    1,198,982    $       29,882
  Restricted cash                                                                            -             6,245
  Accounts receivable, trade                                                            63,597            30,993
  Accounts receivable, related party                                                         -             1,750
  Prepaid expenses and other current assets                                             29,171             5,794
  Inventories                                                                           31,969            31,326
                                                                                ---------------   ---------------
      Total current assets                                                           1,323,719           105,990

Property and equipment, at cost, net of accumulated depreciation                       127,982            32,793

Deposits and other assets                                                               30,107             8,705
                                                                                ---------------   ---------------
Total assets                                                                    $    1,481,808    $      147,488
                                                                                ===============   ===============


                       Liabilities and Equity (Deficit)
Current liabilities:
  Current portion of notes payable to related parties                           $       30,000    $       10,000
  Accounts payable, trade                                                               55,440            45,383
  Accrued expenses and compensation                                                     63,298            13,477
  Accounts payable related parties                                                      53,925                 -
  Deferred franchise revenue                                                           685,000           250,000
  Other                                                                                  2,300             5,944
                                                                                ---------------   ---------------
      Total current liabilities                                                        889,963           324,804

Long-term debt
  Notes payable to related parties, less current portion                                     -            30,000
                                                                                ---------------   ---------------
                                                                                       889,963           354,804
                                                                                ---------------   ---------------

Commitments and contingencies

Members' equity (deficit):
  Contributed capital                                                                                    781,209
  Retained earnings (deficit)                                                                           (988,525)
                                                                                ---------------   ---------------
Total members' equity (deficit)                                                                         (207,316)
                                                                                ---------------   ---------------
Shareholder's equity:
  Preferred stock, $.001 par value, 20,000,000 authorized, 0 issued and                      -                 -
    outstanding
  Common stock, $.001 par value, 200,000,000 shares authorized,
  40,996,455 and 0 shares issued and outstanding, respectively                          40,996                 -
  Additional paid in capital                                                         1,161,516                 -
  Accumulated (deficit)                                                               (610,667)                -
                                                                                ---------------   ---------------
  Total shareholders' equity                                                           591,845                 -
                                                                                ---------------   ---------------
Total liabilities and equity (deficit)                                          $    1,481,808    $      147,488
                                                                                ===============   ===============

           See accompanying notes to consolidated financial statements

                         Spicy Pickle Franchising, Inc.
                   (formerly - Spicy Pickle Franchising, LLC)
                      Consolidated Statements of Operations
                     Years Ended December 31, 2006 and 2005

                                                                                      2006              2005
                                                                                ---------------   ---------------
Revenues:
  Restaurant sales                                                              $      409,018    $      485,708
  Franchise fees and royalties                                                         482,991           373,005
                                                                                ---------------   ---------------
Total revenues                                                                         892,009           858,713
                                                                                ---------------   ---------------

Operating costs and expenses:
  Restaurant:
     Cost of sales                                                                     160,728           184,913
     Labor                                                                             154,619           164,689
     Occupancy                                                                          67,951            67,840
     Other operating cost                                                               50,582            50,724
                                                                                ---------------   ---------------
  Total restaurant operating expenses                                                  433,880           468,166
                                                                                ---------------   ---------------
  Franchise and general:
     Cost of sales                                                                      18,510            42,487
     General and administrative                                                      1,834,571           764,657
     Depreciation                                                                       18,575            12,090
                                                                                ---------------   ---------------
  Total franchise and general expenses                                               1,871,656           819,234
                                                                                ---------------   ---------------
Total operating costs and expenses                                                   2,305,536         1,287,400
                                                                                ---------------   ---------------

(Loss) from operations                                                              (1,413,527)         (428,687)

Other expense:
  Interest income (expense)                                                             29,556            (2,853)
  Other                                                                                    986                 -
                                                                                ---------------   ---------------
                                                                                        30,542            (2,853)
                                                                                ---------------   ---------------

Net (loss)                                                                      $   (1,382,985)   $     (431,540)
                                                                                ===============   ===============

Per unit information:
Basic and diluted (loss) per membership unit                                    $            -    $       (2.813)
                                                                                ===============   ===============
Basic and diluted weighted average units outstanding                            $            -    $      153,432
                                                                                ===============   ===============

Per share information:
(2005 pro forma based upon conversion from membership units to common shares)
Basic and diluted (loss) per common share                                       $       (0.038)   $       (0.014)
                                                                                ===============   ===============
Basic and diluted weighted average shares outstanding (pro forma - Note 6)          36,514,512        31,536,149
                                                                                ===============   ===============

          See accompanying notes to consolidated financial statements.

                         Spicy Pickle Franchising, Inc.
                   (formerly - Spicy Pickle Franchising, LLC)
                  Consolidated Statements of Equity (Deficit)
                     Years Ended December 31, 2006 and 2005

                                                                                              Members' Equity
                                                                                    Contributed Capital         Accumulated
                                                                                   Units          Amount          Deficit
                                                                              --------------  --------------   --------------
Balances January 1, 2004                                                            149,274   $     573,542    $    (556,985)

   Membership units issued for cash                                                  15,572         432,500                -
   Membership units redeemed                                                         (9,872)       (197,500)               -
   Assets purchase price in excess of net assets acquired                                           (27,333)               -
   Net (loss) for the year                                                                -        (431,540)               -
                                                                              --------------  --------------   --------------
Balances December 31, 2005                                                          154,974         781,209         (988,525)

   Membership units issued for cash, net of offering costs of $110,449               38,920       1,889,551                -
   Membership units issued for services                                               5,546         285,000                -
   Net (loss) for the period January 1, 2006 to September 8, 2006                         -        (772,318)               -
   Conversion of membership units to common shares                                 (199,440)     (2,955,760)       1,760,843
   Fair value of options granted                                                          -               -                -
   Net (loss) for the period September 9, 2006 to December 31, 2006                       -               -                -
                                                                              --------------  --------------   --------------
Balances December 31, 2006                                                                -   $           -    $           -
                                                                              ==============  ==============   ==============




                                                                         Shareholders' Equity
                                                                                          Additional    Accumulated
                                                                  Shares      Amount   Paid In Capital     Deficit         Total
                                                               -----------  ---------- ---------------  -------------  -------------
Balances January 1, 2004                                                -   $       -  $            -   $          -   $     16,557

   Membership units issued for cash                                     -           -               -              -        432,500
   Membership units redeemed                                            -           -               -              -       (197,500)
   Assets purchase price in excess of net assets acquired               -           -               -              -        (27,333)
   Net (loss) for the year                                              -           -               -              -       (431,540)
                                                               -----------  ---------- ---------------  -------------  -------------
Balances December 31, 2005                                              -           -               -              -       (207,316)

   Membership units issued for cash, net of offering costs
      of $110,449                                                       -           -               -              -      1,889,551
   Membership units issued for services                                 -           -               -              -        285,000
   Net (loss) for the period January 1, 2006 to September
      8, 2006                                                           -           -               -              -       (772,318)
   Conversion of membership units to common shares             40,996,455      40,996       1,153,921              -              -
   Fair value of options granted                                        -           -           7,595              -          7,595
   Net (loss) for the period September 9, 2006 to December
      31, 2006                                                          -           -               -       (610,667)      (610,667)
                                                               -----------  ---------- ---------------  -------------  -------------
Balances December 31, 2006                                     40,996,455   $  40,996  $    1,161,516   $   (610,667)  $    591,845
                                                               ===========  ========== ===============  =============  =============


          See accompanying notes to consolidated financial statements.

                         Spicy Pickle Franchising, Inc.
                   (formerly - Spicy Pickle Franchising, LLC)
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2006 and 2005

                                                                                  2006             2005
                                                                          -----------------  -----------------
Cash flows from operations:
  Net (loss)                                                              $     (1,382,985)  $       (431,540)
  Adjustments to reconcile net (loss) to net cash (used) in
    operating activities:
       Depreciation                                                                 24,622             19,235
       Fair value of membership units issued for services                          285,000             42,000
       Stock based compensation expense                                              7,595                  -
  Changes in operating assets and liabilities:
       Restricted cash                                                               6,245             (6,245)
       Accounts receivable , trade                                                 (32,604)           (11,044)
       Accounts receivable, related party                                            1,750             33,250
       Prepaid expenses and other                                                  (23,377)            (1,455)
       Inventories                                                                    (643)           (28,202)
       Deposits                                                                    (21,402)              (430)
       Accounts payable, trade                                                      10,057             30,481
       Accounts payable, related parties                                            53,925             (9,256)
       Accrued expenses and compensation                                            49,821              8,861
       Deferred franchise revenue                                                  435,000            160,000
       Other liabilities                                                            (3,644)             5,944
                                                                          -----------------  -----------------
Net cash (used) by operating activities                                           (590,640)          (188,401)
                                                                          -----------------  -----------------

Cash flows from investing activities:
   Acquisition of property and equipment                                          (121,911)           (12,886)
   Proceeds from the sale of property and equipment                                  2,100                  -
                                                                          -----------------  -----------------
Net cash (used) by investing activities                                           (119,811)           (12,886)
                                                                          -----------------  -----------------

Cash flows from financing activities :
   Proceeds from issuance of membership units                                    1,889,551            432,500
   Redemption of membership units                                                        -           (197,500)
   Repayment of debt                                                               (10,000)                 -
   Checks written in excess of deposits                                                  -             (3,831)
                                                                          -----------------  -----------------
Net cash provided by financing activities                                        1,879,551            231,169
                                                                          -----------------  -----------------

Net increase in cash and cash equivalents                                        1,169,100             29,882
Cash and cash equivalents, beginning of the period                                  29,882                  -
                                                                          -----------------  -----------------

Cash and cash equivalents, end of the period                              $      1,198,982   $         29,882
                                                                          =================  =================

Supplemental cash flow information:
   Notes payable issued for net assets acquired                           $              -   $         40,000
                                                                          =================  =================

          See accompanying notes to consolidated financial statements.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements

1.  NATURE OF BUSINESS

Spicy Pickle Franchising, Inc. ("Spicy Pickle" or the "Company") was organized in the State of Colorado on January 14, 2003 as a limited liability company and on September 9, 2006 converted to a corporation. The Company is engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine style, deli and panini sandwiches, salads, soups and soft drinks. Through December 31, 2006, the Company has signed 61 franchise agreements with 24 franchisees. Sixteen of the 61 franchisee owned stores were open as of December 31, 2006. The stores are located in 13 states. The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Effective October 30, 2006, the Company created a wholly owned subsidiary, SP Broadway, LLC for the purpose of operating the future Spicy Pickle Company restaurant. The original Company restaurant, which began operations in January 2005, was closed November 7, 2007.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, SP Broadway, LLC. All material intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

ACCOUNTS RECEIVABLE
Accounts receivable consists primarily of amounts billed to franchisees for logo items and expenses advanced on behalf of the franchisees. The Company makes its best estimate of the amounts of probable credit losses in the Company's existing accounts receivable and provides for such loss as an allowance for doubtful accounts. At December 31, 2006 and 2005, the Company determined that no allowance for doubtful accounts was necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Inventories include logo items to be sold to franchisees as well as in the Company owned restaurant.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. The estimated useful lives used for financial statement purposes are:

      Computer software and equipment 3 years
      Furniture and fixtures 5 to 7 years
      Kitchen equipment 5 years
      Office equipment 5 years
      Leasehold improvements 5 years

Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

LONG-LIVED ASSETS
In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" ("SFAS 144"), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on the Company's analysis, no impairment charges were recognized for the years ended December 31, 2006 and 2005.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISKS
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade accounts receivable. The Company's receivables are primarily from its franchisees. To the extent our franchisees face similar economic conditions, the Company is exposed to a concentration of credit risk.

The Company's cash is primarily in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. However, the Company believes the risk of loss to be minimal.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of the Company's financial assets and liabilities, because of their short-term nature, approximate fair value.

REVENUE RECOGNITION
Initial Franchise Fees - The Company enters into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by the Company have been substantially completed, which is generally when the business commences operations. Initial franchise fees were established at $30,000 for the years ended December 31, 2006 and 2005.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to the Company based on 5% of weekly gross sales as reported to the Company through the franchisees' point of sales systems and are recognized as revenue in the period corresponding to the reported period. Royalty fees were $294,481 and $209,835 for the years ended December 31, 2006 and 2005, respectively.

Product Sales - The Company sells logo products to its franchisees. Sales are recognized when products are shipped to the franchisee. Product sales were $18,510 and $42,487 for the years ended December 31, 2006 and 2005, respectively.

Rebates - Rebates received from purveyors that supply products to the Company's franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates which relate to the Company owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $79,638 and $60,683 for the years ended December 31, 2006 and 2005, respectively.

Restaurant Sales - The Company records revenue from restaurant sales upon delivery of the related food and other products to customers.

ADVERTISING COSTS
Franchisees contribute to an advertising fund established by the Company a fee of up to 2% of the total amount of the franchisees' gross sales. The Company, at its discretion, may spend more or less than actual advertising receipts from the franchises. Advertising fees collected were $200,455 and $75,483 for the years ended December 31, 2006 and 2005, respectively. These fees are offset against advertising expenses which are recognized when incurred. The Company incurred advertising expense of $242,906 and $227,329 in 2006 and 2005, respectively including those from the advertising fund and the Company's own advertising expenses. The net amounts reflected in the financial statements are $42,451 and $151,846 in 2006 and 2005, respectively.

INCOME TAXES
Through September 8, 2006 the Company was a limited liability company; accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements for the periods then ended, as taxable income or losses are reportable on the tax returns of the members of the Company.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)
Subsequent to September 8, 2006 the provision for income taxes is determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RENT EXPENSE
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, "Accounting for Leases." In addition, certain of the Company's lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. Beginning January 1, 2006, the Company adopted FASB Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP 13-1"). FSP 13-1 states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period.

The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

EQUITY BASED COMPENSATION
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company has adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $7,995, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during the year ended December 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123(R), the Company had no stock based compensation awarded to employees and directors.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY BASED COMPENSATION (CONTINUED)
Upon adoption of SFAS 123(R), the Company used the Black-Scholes option-pricing model ("Black-Scholes model") to determine fair value. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The weighted average fair value of options granted during 2006 of $.076 was estimated on the grant date using the Black-Sholes option-pricing model with the following assumptions: expected volatility of 40.48%, expected term of 2.5 years, risk-free interest rate of 5.5%, and expected dividend yield of 0%.

RECENT PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect adoption of FIN 48 to have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosure about fair value measurements. Management does not expect adoption of SFAS 157 to have a material impact on the Company's financial statements.

In September 2006, SFAS 158, "Employers' Accounting for Defined Benefit Pensions and Other Post-Retirement Plans" ("SFAS 158"), was issued by the FASB and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Management does not expect adoption of SFAS 158 will have a material impact on our financial statements.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)
On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, " THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 " ("FASB 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's financial statements.

3.  PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                             2006                 2005
                                             ----                 ----
Computer software and equipment           $  66,995            $  28,014
Furniture and fixtures                       22,379               14,942
Office equipment                             23,022                7,465
Leasehold improvements                            -                4,728
Kitchen equipment                             3,796                7,774
Construction in progress                     53,345                    -
                                          ----------           ----------
                                            169,537               62,923
Less: accumulated depreciation              (41,555)             (30,130)
                                          ----------           ----------
                                          $ 127,982            $  32,793
                                          ==========           ==========

The Company has three restaurants that are under construction as of December 31, 2006. The Company has agreements in principal for the sale of two of these restaurants.

The Company recorded depreciation expense related to these assets of $24,622 and $19,235 in 2006 and 2005, respectively.

4.  COMMITMENTS AND CONTINGENCIES

The Company leases office space, as well as restaurant locations under non-cancelable operating leases, which expire through 2016.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)


4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The aggregate minimum requirements under non-cancelable leases as of December 31, 2006 are as follows:

                2007                           $  234,095
                2008                              239,539
                2009                              221,516
                2010                              159,481
                2011                              161,874
                Later years                       630,047
                                               -----------
                                               $1,655,562
                                               ===========

Rent expense for the years ended December 31, 2006 and 2005 was $106,826 and $114,226, respectively.

5.  SHAREHOLDERS' AND MEMBERS' EQUITY (DEFICIT)

In 2005, the Company raised $432,500 through the issuance of 15,572 member units and redeemed 9,872 member units for $197,500.

Pursuant to a private placement, the Company raised $2,000,000 less offering expenses of $110,449 for a net amount of $1,889,551 through the issuance of 38,920 member units during the year ended December 31, 2006. In addition the Company issued 5,546 member units to non employees for services rendered. The Company recorded expenses in the amount of $225,000 for consulting services and $60,000 of offering costs attributed to and included in the offering expenses mentioned above.

Effective September 9, 2006, the Company converted from a Colorado limited liability company to a Colorado corporation. At that date there were 199,400 membership units issued and outstanding. The membership units converted to 40,996,455 shares of common stock. The total amount of members' equity, included contributed capital and retained deficit, at that date was $1,194,917. As a result of the conversion, the Company recorded $40,996 in common stock and $1,153,921 in additional paid in capital.

The Company is also authorized to issue two hundred million (200,000,000) shares of Common Stock, par value $.001. At December 31, 2006, the Company has reserved 7,500,000 shares of Common Stock for issuance upon exercise of awards granted under the Company's 2006 Stock Option Plan (Note 9).

The Company is authorized to issue twenty million (20,000,000) shares of Preferred Stock, $.001 par value. The Board of Directors of the Company is authorized to provide for the issuance of shares of Preferred Stock in one or more classes or series and to fix the designation, powers, preferences and rights of shares to be included in each such class or series. Each such class or series of Preferred Stock shall have such voting power as shall be authorized by the Board of Directors.

Under the terms of the private placement mentioned above, the Company has registered the 8,000,000 shares issued in the private placement under the Securities Exchange Act of 1933.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)


6.  EARNINGS PER SHARE DATA

As stated above, the Company converted from a Colorado limited liability company to a Colorado corporation. Pro-forma share and per share data presented in the 2005 statement of operations reflect the retroactive application of the conversion as if it occurred as of the earliest period presented.

Earnings per share is based on the weighted average number of units/shares outstanding during the period after consideration of the dilutive effect, if any, for unit/common stock equivalents, including unit/stock options, restricted units/stock, and other unit/stock-based compensation. Earnings per unit/common share are computed in accordance with SFAS No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. At December 31, 2006 any equivalents would be anti dilutive as the Company had a loss for the year then ended. There were no equivalents at December 31, 2005.

7.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires the use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for the year ended December 31, 2006 is summarized below:

     Current:
         Federal                                  $           -
         State                                                -
                                                  --------------
                                                              -
                                                  --------------
     Deferred:
         Federal                                       (198,000)
         State                                         ( 28,300)
                                                  --------------
         Total deferred                                (226,300)
         Increase in valuation allowance                226,300
                                                  --------------
     Total provision                              $           -
                                                  ==============

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

     Income tax provision at the federal statutory rate                          34.00%
     Amount of income attributed to members prior to conversion from a
        limited liability company to a corporation ($772,318)                   (19.00%)
     State income taxes, net of federal benefit                                 ( 4.63%)
     Effect of net operating loss attributed to corporation ($610,667)          (10.37%)
                                                                               ---------
                                                                                     -
                                                                               =========

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)

7.  INCOME TAXES (CONTINUED)

Components of the net deferred income tax assets at December 31, 2006 were as follows:

     Deferred tax assets:
         Net operating loss carryovers            $  226,300
     Valuation allowance                            (226,300)
                                                  -----------
                                                  $        -
                                                  ===========

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $611,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026.

8.  RELATED PARTY TRANSACTIONS

Two of the Company's members are also the founders and sole members of Spicy Pickle, LLC, a Colorado limited liability company formed on March 8, 1999. Spicy Pickle, LLC created the Spicy Pickle restaurant concept and its primary business was the operation of the three original Spicy Pickle restaurants.

Prior to 2006, two of these three original restaurants was sold to unrelated parties, who then entered into franchise agreements with the Company. No initial franchise fees were charged to the new owners.

On January 1, 2005, the Company acquired the remaining Spicy Pickle restaurant from Spicy Pickle, LLC for $40,000. The purchase consideration consisted of a $40,000 promissory note which bears interest at 7%, is secured by substantially all of the restaurant assets, and was due in installments of $10,000 in January 2006 and $30,000 in January 2007. Due to the commonality of ownership of the Company and Spicy Pickle, LLC, the acquisition of the restaurant was recorded at the historical basis of the assets acquired of $12,667, with the excess purchase price of $27,333 reflected as a reduction of members' equity.

During the year ended December 31, 2005, the Company rented a suite at a local events center from a partnership in which an officer and member of the Company is a partner. The partnership passed through the rent at the same rate it paid to the event center owner. The booth is used primarily for marketing entertainment. The amounts paid and charged to expense were $55,850 and $33,806, for the year ended December 31, 2006 and 2005, respectively.

The accounts payable due to related parties at December 31, 2006 relates to accrued expenses and compensation.

9.  STOCK-BASED COMPENSATION

In October 2006, the Company's Board of Directors adopted the 2006 Stock Option Plan ("Plan"), which was approved by the Company's shareholders the same month. The 2006 Plan provides for the grant of up to 7,500,000 shares of the Company's common stock (subject to certain adjustments in the event of stock splits or other similar events as incentive stock options). The Company's Board of Directors has delegated authority to grant awards under the 2006 Plan to the Company's Compensation Committee.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)


9.  STOCK-BASED COMPENSATION (CONTINUED)

A summary of stock option activity under the Company's stock-based compensations plan is set forth below:

                                                                              Weighted Average
                                                        Weighted Average      Remaining             Aggregate
                                           Options      Exercise Price        Contractual Term      Intrinsic Value
                                                                              (in years)
                                           ------------------------------------------------------------------------
Outstanding January 1, 2006                       -
     Granted                                100,000
     Exercised                                    -
     Cancelled                                    -
                                           ------------------------------------------------------------------------
Outstanding December 31, 2006               100,000            $.25                  4.8                $7,595
Exercisable December 31, 2006               100,000            $.25                  4.8                $7,595

Of the options at December 31, 2006, 100,000 were vested and exercisable with a weighted average exercise price of $.25 per share.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:


                      Options Outstanding                                       Options Exercisable
                                         Weighted Average
Range of              Number             Remaining           Weighted Average   Number            Weighted Average
Exercise Price        Outstanding        Contractual Life    Exercise Price     Exercisable       Exercise Price
-------------------------------------------------------------------------------------------------------------------
$.25                  100,000            5                   $.25               100,000           $.25


10. BUSINESS SEGMENT INFORMATION

The Company operates two business segments. The Company Restaurant Operations segment is comprised of the operating activities of the restaurant owned by the Company. The Company-owned restaurant conducts business under the Spicy Pickle name. This restaurant specializes in fast casual food featuring fresh, made-to-order, premium submarine style, deli and panini sandwiches, salads, soups and soft drinks.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Spicy Pickle name and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle name.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                   Notes to Consolidated Financial Statements
                                   (Continued)

10.  BUSINESS SEGMENT INFORMATION (CONTINUED)

The following table sets forth certain restaurant data relating to Company owned and franchise operated restaurants:
                                                        ------------------------
                                                             2006        2005
                                                        ------------------------
           Number of restaurants:
           Company-owned:
              Beginning of period                              1           -
              Restaurants closed                               1           -
              Restaurants purchased from franchisee            -           1
                                                        ------------------------
                 End of period                                 -           1
                                                        ------------------------
           Franchise operated:
              Beginning of period                             10           9
              Restaurants opened                               6           3
              Restaurant sold Company                          -          (1)
              Restaurants closed                               -          (1)
                                                        ------------------------
                 End of period                                16          10
                                                        ------------------------
           System-wide:
              Beginning of period                             11           9
              Restaurants opened                               6           3
              Restaurants closed                              (1)         (1)
                                                        ------------------------
                 End of period                                16          11
                                                        ------------------------

The accounting policies applicable to each segment are consistent with those described in Note 2, "Summary of Significant Accounting Policies." Segment information related to the Company's two business segments follows:

                                                                  -------------------------------
                                                                       2006              2005
                                                                  -------------------------------
Revenues:
Company restaurant operations                                     $    409,018       $   485,708
Franchise operations                                                   482,991           373,005
                                                                  -------------------------------
Total Revenues                                                    $    892,009       $   858,713
                                                                  -------------------------------
Segment profit (loss):
Company restaurant operations                                     $    (33,174)      $    17,542
Franchise operations                                                (1,380,353)         (446,229)
                                                                  -------------------------------
Total segment profit (loss)                                       $ (1,413,527)      $  (428,687)
                                                                  -------------------------------
Depreciation and amortization (included in segment profit (loss):
   Company restaurant operations                                  $      6,047       $     7,145
   Franchise operations                                                 18,575            12,090
                                                                  -------------------------------
Total depreciation and amortization                               $     24,622       $    19,235
                                                                  -------------------------------
Capital expenditures:
   Company restaurant operations                                  $     44,639       $    40,000
   Corporate administration                                             77,272            12,886
                                                                  -------------------------------
Total capital expenditures                                        $    121,911       $    52,886
                                                                  -------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SPICY PICKLE FRANCHISING, INC.



Date:  March 29, 2007                  By:  /s/ MARC GEMAN
                                          --------------------------------------
                                          Marc Geman, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE

                                         Chief Executive Officer and Chairman of
                                         the Board (Principal Executive Officer)
/s/ MARC GEMAN                                                                          March 29, 2007
------------------------------------
Marc Geman


                                         Chief Financial Officer (Principal
/s/ ARNOLD TINTER                        Financial and Accounting Officer)              March 29, 2007
------------------------------------
Arnold Tinter



                                         Director                                       March ___, 2007
------------------------------------
Anthony Walker



/s/ PRESLEY REED                         Director                                       March 29, 2007
------------------------------------
Presley Reed



                                         Director                                       March ___, 2007
------------------------------------
Ray BonAnno



/s/ KELLY JONES                          Director                                       March 29, 2007
------------------------------------
Kelly Jones