Form 10QSB
period 2007-03-31
SPICY PICKLE FRANCHISING INC
filed 2007-05-14
CIK 1367722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                   333-138228
                            (Commission file number)

                         SPICY PICKLE FRANCHISING, INC.
        (Exact name of small business issuer as specified in its charter)

                  COLORADO                               06-1678665
       (State or other jurisdiction                    (IRS Employer
     of incorporation or organization)               Identification No.)

              90 MADISON STREET, SUITE 700, DENVER, COLORADO 80206
                    (Address of principal executive offices)

                                 (303) 297-1902
                           (Issuer's telephone number)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes  [ ]   No   [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            As of March 31, 2007 - 40,996,455 shares of common stock


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets (unaudited) as of March 31, 2007
         and December 31, 2006                                                 3

         Condensed Statements of Operations (unaudited) for the
         three months ended March 31, 2007 and 2006                            4

         Condensed Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2007 and 2006                            5

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis or Plan of Operations           10

Item 3.  Controls and Procedures                                              17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18


SIGNATURES                                                                    20

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                            Condensed Balance Sheets

                                                                                      March 31,
                                                                                        2007              December 31,
                                                                                    (Unaudited)               2006
                                                                                -------------------    -------------------
                                     Assets
Current assets:
  Cash and cash equivalents                                                     $          113,314     $        1,198,982
  Current portion of notes receivable                                                       70,000                      -
  Receivable from franchisee for assets sold                                               329,383                      -
  Accounts receivable, trade                                                                82,932                 63,597
  Prepaid expenses and other current assets                                                 18,977                 29,171
  Inventories                                                                               44,355                 31,969
                                                                                -------------------    -------------------
      Total current assets                                                                 658,961              1,323,719

Notes receivable, net of current portion                                                    95,000                      -
Property and equipment, at cost, net                                                       321,916                127,982
Deposits and other assets                                                                   42,068                 30,107
                                                                                -------------------    -------------------
      Total assets                                                              $        1,117,945     $        1,481,808
                                                                                ===================    ===================

                      Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of notes payable to related parties                           $                -     $           30,000
  Accounts payable, trade                                                                   64,103                 55,440
  Accrued expenses and compensation                                                          9,832                 65,598
  Accounts payable, related parties                                                         18,724                 53,925
  Deferred franchise revenue                                                               940,000                685,000
                                                                                -------------------    -------------------
      Total current liabilities                                                          1,032,659                889,963
                                                                                -------------------    -------------------

Commitments and contingencies

Shareholders' equity:

Preferred stock, $.001 par value, 20,000,000 authorized, none issued
  or outstanding                                                                                 -                      -
Common stock, $.001 par value, 200,000,000 shares authorized,
  40,996,455 shares issued and outstanding                                                  40,996                 40,996
Additional paid in capital                                                               1,181,420              1,161,516
Subscription receivable (50,500 shares)                                                     11,766                      -
Accumulated (deficit)                                                                   (1,148,896)              (610,667)
                                                                                -------------------    -------------------
                                                                                            85,286                591,845
                                                                                -------------------    -------------------
      Total liabilities and shareholders' equity                                $        1,117,945     $        1,481,808
                                                                                ===================    ===================

            See accompanying notes to condensed financial statements.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                       Condensed Statements of Operations
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                        2007                   2006
                                                                                -------------------    -------------------
Revenues:
  Restaurant sales                                                              $                -     $          116,561
  Franchise fees and royalties                                                             221,643                 73,390
                                                                                -------------------    -------------------
Total revenue                                                                              221,643                189,951
                                                                                -------------------    -------------------

Operating costs and expenses:
  Restaurant:
     Cost of sales                                                                               -                 44,417
     Labor                                                                                       -                 42,754
     Occupancy                                                                                   -                 21,634
     Other operating cost                                                                        -                 17,597
                                                                                -------------------    -------------------
  Total restaurant operating expenses                                                            -                126,402
                                                                                -------------------    -------------------
  Franchise and general:
     Cost of sales                                                                           4,200                  6,708
     General and administrative                                                            759,264                212,983
     Depreciation                                                                            4,832                  4,858
                                                                                -------------------    -------------------
  Total franchise and general expenses                                                     768,296                224,549
                                                                                -------------------    -------------------
Total operating costs and expenses                                                         768,296                350,951
                                                                                -------------------    -------------------

(Loss) from operations                                                                    (546,653)              (161,000)

Other income and (expense):

   Other income                                                                                 93                      -
   Interest income (expense)                                                                 8,331                   (525)
                                                                                -------------------    -------------------
     Total other income and (expense)                                                        8,424                   (525)
                                                                                -------------------    -------------------

Net (loss)                                                                      $         (538,229)    $         (161,525)
                                                                                ===================    ===================

Per share information:
   Basic and diluted (loss) per member unit                                                            $           (1.042)
                                                                                                       ===================
   Basic and diluted weighted average units outstanding                                                           154,982
                                                                                                       ===================
(2006 pro forma based upon conversion from member units to
 common shares)
   Basic and diluted (loss) per common share                                    $           (0.013)    $           (0.005)
                                                                                ===================    ===================
   Basic and diluted weighted average shares outstanding                                40,996,455             31,856,455
                                                                                ===================    ===================


            See accompanying notes to condensed financial statements.

                         Spicy Pickle Franchising, Inc.
                    (formerly Spicy Pickle Franchising, LLC)
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                        2007                   2006
                                                                                -------------------    -------------------

Net cash (used in) provided by operating activities                             $         (868,668)    $           16,393
                                                                                -------------------    -------------------

Cash flows from investing activities:

   (Acquisition) disposition of property and equipment                                    (198,766)                    49
                                                                                -------------------    -------------------

Net cash (used in) provided by investing activities                                       (198,766)                    49
                                                                                -------------------    -------------------

Cash flows from financing activities :
   Subscription of common stock                                                             11,766
   Repayment of note payable to related party                                              (30,000)               (10,000)
                                                                                -------------------    -------------------
Net cash (used in) financing activities                                                    (18,234)               (10,000)
                                                                                -------------------    -------------------

Net (decrease) increase in cash and cash equivalents                                    (1,085,668)                 6,442
Cash and cash equivalents, beginning of the period                                       1,198,982                 29,882
                                                                                -------------------    -------------------

Cash and cash equivalents, end of the period                                    $          113,314     $           36,324
                                                                                ===================    ===================

















            See accompanying notes to condensed financial statements.

                          Spicy Pickle Franchising, LLC
                    (formerly Spicy Pickle Franchising, LLC)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  Nature of Business

Spicy Pickle Franchising, Inc. ("Spicy Pickle" or the "Company") was organized in the State of Colorado on January 14, 2003 as a limited liability company and in September of 2006 converted to a corporation. The Company is engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine style, deli and panini sandwiches, salads, soups and soft drinks. Through March 31, 2007, the Company has signed 83 franchise agreements (including area development agreements) with 28 franchisees. Nineteen of the 83 franchisee owned stores were open as of March 31, 2007. The stores are located throughout the United States. The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

2.  Basis of Presentation of Interim Period

The accompanying unaudited financial statements at March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements; with instructions to Form 10-QSB, and
Item 310(b) of Regulation SB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended March 31, 2007 and 2006 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 balance sheet has been derived from the Company's audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS
---------------------
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, " The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 " ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's financial statements.

                          Spicy Pickle Franchising, LLC
                    (formerly Spicy Pickle Franchising, LLC)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                   (Continued)

3.  Per Share Information

As stated above, the Company converted from a Colorado limited liability company to a Colorado corporation. Shares, pro-forma shares and per share data presented reflect the retroactive application of the conversion as if it occurred as of the earliest period presented.

Earnings per share is based on the weighted average number of units/shares outstanding during the period after consideration of the dilutive effect, if any, for unit/common stock equivalents, including unit/stock options, restricted units/stock, and other unit/stock-based compensation. Earnings per unit/common share are computed in accordance with SFAS No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. The Company had a net loss for the period ended March 31, 2007; accordingly any outstanding equivalents would be anti-dilutive. There were no equivalents outstanding at March 31, 2006.

4.  Income Taxes

Through September 8, 2006, the Company was a limited liability company. Accordingly no provision for income taxes has been made in the accompanying financial statements for the period ended March 31, 2006, as taxable income or losses are reportable on the tax returns of the members of the Company.

Subsequent to September 8, 2006, the Company accounts for income taxes under SFAS 109, which requires the use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods". The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to the Company's best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

5. Shareholders' and Members' Equity (Deficit)

The Company filed a registration statement with the United States Securities and Exchange Commission ("SEC") which became effective during January 2007. The registration statement covered 8,240,000 common shares of the Company which are held by current shareholders. The Company will not receive any proceeds from the sales of these shares by the selling shareholders. In addition, the Company registered 10,000,000 common shares which will be sold by the Company and the Company will receive the proceeds from such sales. The Company may sell as many of these shares as it deems appropriate. The Company is currently offering these shares for sale at a price of $.40 per share.

As of March 31, 2007, the Company sold 50,500 of such shares a price of $.40 per share for gross proceeds of $20,200, less offering expenses of $8,434, for net proceeds of $11,766.

Subsequent to March 31, 2007 and as of May 1, 2007, the Company has sold 1,639,375 common shares for gross proceeds of $655,750.

                          Spicy Pickle Franchising, LLC
                    (formerly Spicy Pickle Franchising, LLC)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                   (Continued)


6.  Stock-Based Compensation

In October 2006, the Company's Board of Directors adopted the 2006 Stock Option Plan ("Plan"), which was approved by the Company's shareholders the same month. The 2006 Plan provides for the granting of up to 7,500,000 shares of the Company's common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. The Company's Board of Directors has delegated authority to grant awards under the 2006 Plan to the Company's Compensation Committee.

The weighted average fair value of options granted during the three months ended March 31, 2007 of $.08 was estimated on the grant date using the Black-Sholes option-pricing model with the following assumptions: expected volatility of 42.4%, expected term of 2.5 years, risk-free interest rate of 5.5%, and expected dividend yield of 0%.

A summary of stock option activity under the Company's stock-based compensations plan is set forth below:

                                                                                 Weighted
                                                            Weighted              Average
                                                            Average              Remaining        Aggregate
                                                            Exercise         Contractual Term     Intrinsic
                                             Options         Price              (in years)          Value
                                        ----------------------------------------------------------------------
Outstanding January 1, 2007                  100,000
   Granted                                   600,000
   Exercised                                       -
   Cancelled                                       -
                                        ----------------------------------------------------------------------
Outstanding March 31, 2007                   700,000          $.25                 4.79            $54,715
Exercisable March 31, 2007                   300,000          $.25                 4.74            $27,497

Of the options at March 31, 2007, 300,000 were vested and exercisable with a weighted average exercise price of $.25 per share.

Stock-based compensation expense recognized under SFAS 123(R) for the three-month period ended March 31, 2007 was $19,903, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during the three-month period ended March 31, 2006.

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at March 31, 2007:

                Options Outstanding                                       Options Exercisable
                                         Weighted
                                         Average
                                         Remaining         Weighted                                    Weighted
     Range of             Number        Contractual         Average               Number               Average
  Exercise Price       Outstanding          Life         Exercise Price        Exercisable           Exercise Price
-------------------------------------------------------------------------------------------------------------------
      $.25                700,000          4.79              $.25                300,000                 $.25

7.  Receivable from Franchisee for Assets Sold

During the year ended December 31, 2006 the Company had begun construction of a restaurant which was to be company owned. During the period ended March 31, 2007 a decision was made to sell the restaurant to a franchisee. The total cost of the construction at the point in time it was sold was $329,383, which was the sales price. No gain or loss was recognized on the sale. The full amount of the receivable was collected subsequent to March 31, 2007.

                          Spicy Pickle Franchising, LLC
                    (formerly Spicy Pickle Franchising, LLC)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                   (Continued)


8.  Business Segment Information

During the period ended March 31, 2007, the Company operates two business segments. The Company Restaurant Operations segment was comprised of the operating activities of one restaurant owned by the Company. The Company-owned restaurant conducted business under the Spicy Pickle name. This restaurant specialized in fast casual food featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. The lease for the restaurant location expired in November 2006. The restaurant was closed; however, the Company has a replacement restaurant under construction and plans on opening it during the second quarter of 2007.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Spicy Pickle name. These activities include, among other things, real estate site selections for new restaurants, construction management, training of new franchisees, and the monitoring of ongoing operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle name.

There were no differences from the financial statements for the year ended December 31, 2006 in the basis of measurement of segment profit or loss. Segment information related to the Company's two business segments follows:

                                                             ---------------------------------
                                                                   2007              2006
                                                             ---------------------------------
          Revenues:
          Company restaurants operations                     $          -       $    116,561
          Franchise operations                                    221,643             73,390
                                                             ---------------------------------
          Total Revenues                                     $    221,643       $    189,951
                                                             ---------------------------------
          Segment (loss):
          Company restaurants operations                     $          -       $     (9,841)
          Franchise operations                                   (546,653)          (151,159)
                                                             ---------------------------------
          Total segment (loss)                                   (546,653)          (161,000)
                                                             ---------------------------------
          Other income                                                 93                  -
                                                             ---------------------------------
          Interest income (expense)                                 8,331               (525)
                                                             ---------------------------------
          Net loss                                           $   (538,229)      $   (161,525)
                                                             ---------------------------------

          Depreciation (included in segment profit):

             Company restaurant operations                   $          -       $        (445)

             Franchise operations                            $     (4,832)      $      (4,858)

Total assets decreased by $363,863 from those disclosed in the financial statements for the year ended December 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Our sole business is the franchise and operation of Spicy Pickle restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine style sandwiches, pizzetti (neapolitan thin crust pizza), and salads created by our founders are served using fresh baked breads and high quality ingredients. Although prices are set by franchisees at the store level and vary from location to location, sandwiches typically cost approximately $6.50, with small and large soups and salads ranging from $3.25 to $6.00 respectively. Individual size pizzetti is usually $7.50. Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in its locations; we cannot assure you that we will succeed. We believe our menu items appeal to diners of all ages and preferences and will soon accommodate breakfast, lunch and dinner segments.

We market our menu primarily through targeted local store marketing efforts, mail drops, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for seven years. We are headquartered in Denver, Colorado.

The first Spicy Pickle restaurant was launched in 1999 by founders Kevin Morrison and Anthony Walker under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb. By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise and recruited Marc Geman, former founder and president of the PretzelMaker franchise, as our chief executive.

As of May 1, 2007, we currently have 23 franchise restaurants opened. Until recently we had one company restaurant. We recently closed our company restaurant which was in Lakewood, Colorado. We are building a replacement company restaurant more centrally located in Denver, Colorado, which will open during the second quarter of 2007 and which will include a bakery.

Our prior company restaurant, which we used as a training restaurant, operated at a loss. This loss is primarily due to higher labor costs at a restaurant which is used for training purposes. The number of employees per shift is higher than a normal restaurant and the employees are less productive during the training period. We anticipate that our new training restaurant will also operate at a loss for the foreseeable future.

Our franchise agreements include build out schedules for franchisee restaurants. Based on current franchise agreements and construction schedules, we believe there will be at least 30 Spicy Pickle, franchisee owned and operated restaurants and at least 1 company operated restaurant open by the end of 2007.

As of May 1, 2007, we have sold 83 franchises. Of the franchises sold, 23 restaurants are opened and operating, 6 restaurants are under construction, 3 sites are under lease but the site has not been turned over to the franchisee, 9 sites are under lease negation (we have either received an actual lease which is being reviewed or a letter of intent), and 42 sites are under area development agreements. An area development is where a franchisee has purchased the rights to a geographic area with a set number of stores in that area.

We are building a bakery at our new Denver company store to supply the Spicy Pickle restaurants in the Denver, Boulder, and Ft. Collins area with daily fresh baked bread. This bakery will replace the current supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel which are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We derive our revenue from the sale of food and beverages at our company store, from the sale of franchises and from royalties paid by franchisees. Our business is currently centralized in the Rocky Mountain region, but we have sold several franchises elsewhere in the United States that we expect to open within the next eighteen months. Our restaurant locations as of May 1, 2007 are:

Denver, Colorado - 4 restaurants open, 1 corporate site under construction, 1 site under  negotiation
Boulder, Colorado - 1 restaurant open, 1 site under negotiation
Ft. Collins, Colorado - 1 restaurant open, 1 site under negotiation
Aurora, Colorado - 1 restaurant open
Littleton,  Colorado - 1 restaurant open, 1 site being developed
Centennial,  Colorado - 1 restaurant open
Lone Tree, Colorado - 1 restaurant open
Greenwood Village, Colorado - 1 restaurant open
Federal Heights, Colorado - 1 restaurant open
Loveland, Colorado - 1 site under construction
Colorado Springs, Colorado - 2 restaurant under construction, 1 site being developed
Englewood, Colorado - 1 restaurant open
Ashburn, Virginia - 1 restaurant open
Sioux Falls, South Dakota - 1 restaurant open, 1 site being developed Portland, Oregon - 1 restaurant open, 1 site under negotiation, 2 sites being developed
Poway, California - 1 restaurant open, 1 site being developed
Sacramento, California - 1 restaurant open
Henderson, Nevada - 1 restaurant under construction, 3 sites being developed Reno, Nevada - 1 restaurant open, 1 site under negotiation, 1 site being developed
Chicago, Illinois - 1 restaurant open, 4 sites being developed
Cincinnati, Ohio - 1 restaurant open, 2 sites being developed
Austin, Texas - 2 restaurant open, 6 sites being developed
San Diego, California - 1 site under negotiation, 11 sites being developed Indianapolis, Indiana - 2 sites under negotiation, 8 sites being developed Chandler, Arizona - 1 site under negotiation
Washington, DC - 1 site under negotiation
New York, New York - 1 site under negotiation
Hattiesburg, Mississippi - 1 restaurant under construction, 2 sites being developed

We intend to increase our revenues by adding new company-owned stores, selling new franchises and by expanding consumption of our food products at all stores. General economic and industry conditions may affect our ability to do so and our revenue performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of accounting policies that have been applied to the historical financial statements presented in this quarterly report can found in the footnotes thereto and in the footnotes included with the financial statements filed in the our annual report on From 10-KSB for the year ended December 31, 2006. We consider certain of these accounting policies to be critical as they are both important to the portrayal of our financial condition and results of operations and may require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of financial information in this registration statement.

REVENUE RECOGNITION

Initial Franchise Fees - We enter into franchise agreements which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us at the rate of 5% of weekly gross sales as reported to us through the franchisees' point of sales systems. Royalties are recognized as revenue in the period corresponding to the reported period. Royalty fees were $111,611 and $62,315 for the three months ended March 31, 2007 and 2006, respectively.

In regards to royalty fees, our franchisees grant us the right to extract data from their point of sale systems in each restaurant they operate. We receive weekly reports on sales at each franchise location and calculate our revenue directly from those reports. This allows for extremely accurate accounting of our revenue stream from royalty fees. We do not anticipate any future change in the method of reporting.

Rebates - We received rebates from purveyors that supply products to our franchisees. Rebates related to franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates which relate to the company owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $25,031 and $11,075 for the three months ended March 31, 2007 and 2006, respectively.

Product Sales - We sell logo products to our franchisees. Sales are recognized when products are shipped to the franchisee. Since we are selling to our franchisees, we do not anticipate any problems with collectibility of product sales.

Restaurant Sales - We record revenue from company owned restaurant sales upon delivery of the related food and other products to customers. Our restaurant sales are either cash or credit cards (which are pre-approved) and therefore no estimate for collectibility is necessary.

ADVERTISING COSTS

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $43,035 and $23,552 for the three months ended March 31, 2007 and 2006, respectively. These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $60,837 and $44,748 in 2007 and 2006, respectively. We paid those expenses from the advertising fund and from our own funds. The net amounts reflected as advertising costs in the financial statements are $17,802 and $21,196 in 2007 and 2006, respectively.

RENT EXPENSE

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases." In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

EQUITY BASED COMPENSATION

On January 1, 2006, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair
values.   SFAS  123(R)  supersedes  our
previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123(R), we had no stock based compensation awarded to employees and directors.

RECENT PRONOUNCEMENTS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" ("FASB 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements.

We believe that any estimates or assumptions we have made in the past have been accurate. We do not anticipate that any estimate or assumption is likely to change in the future. We also believe that due to the nature of our business there should not be any change to our accounting policies in the future.

RESULTS OF OPERATIONS

The following analysis shows operating statistics for the three months ended March 31, 2007 and 2006:

Operating Statistics

                                                   2007                                2006
                                    --------------------------------     --------------------------------
                                                    As a Percentage                      As a Percentage
                                       Amount       of Total Revenue        Amount       of Total Revenue
                                    ------------   -----------------     ------------   -----------------
Revenues:
  Restaurant sales                  $         -                0.00%     $   116,561               61.36%
  Franchise fees and royalties          221,643              100.00%          73,390               38.64%
                                    ------------   -----------------     ------------     ---------------
Total revenue                           221,643              100.00%         189,951              100.00%
                                    ------------   -----------------     ------------     ---------------

Operating costs and expenses:

                                                                            As a                                  As a
                                                                         Percentage                            Percentage
                                                                        of Restaurant                         of Restaurant
  Restaurant:                                                              Sales                                  Sales
                                                                       ---------------                       ---------------
     Cost of sales                                                -                 -              44,417             38.11%
     Labor                                                        -                 -              42,754             36.68%
     Occupancy                                                    -                 -              21,634             18.56%
     Other operating cost                                         -                 -              17,597             15.10%
                                                     ---------------   ---------------     ---------------   ---------------
  Total restaurant operating expenses                             -                 -             126,402            108.45%
                                                     ---------------   ---------------     ---------------   ---------------

                                                                            As a                                  As a
                                                                        Percentage of                         Percentage of
                                                                          Franchise                            Franchise
                                                                          Fees amd                             Fees and
  Franchise and general:                                                  Royalties                            Royalties
                                                                       ---------------                       ---------------
     Cost of sales                                            4,200              1.89%              6,708              9.14%
     General and administrative                             759,264            342.56%            212,983            290.21%
     Depreciation                                             4,832              2.18%              4,858              6.62%
                                                     ---------------   ---------------     ---------------   ---------------
  Total franchise and general expenses                      768,296            346.63%            224,549            305.97%
                                                     ---------------   ---------------     ---------------   ---------------

                                                                            As a                                   As a
                                                                         Percentage                             Percentage
                                                                          of Total                               of Total
                                                                           Revenue                                Revenue
                                                                       ---------------                       ---------------
Total operating costs and expenses                          768,296            346.64%            350,951            184.76%
                                                     ---------------   ---------------     ---------------   ---------------

(Loss) from operations                                     (546,653)          -246.64%           (161,000)           -84.76%

Other income and (expense):
   Other income                                                  93              0.04%
   Interest income (expense)                                  8,331              3.76%               (525)            -0.28%
                                                     ---------------   ---------------     ---------------   ---------------
     Total other income and (expense)                         8,424              3.80%               (525)            -0.28%
                                                     ---------------   ---------------     ---------------   ---------------

Net (loss)                                           $     (538,229)          -242.84%     $     (161,525)           -85.04%
                                                     ===============   ===============     ===============   ===============

The components of revenue are restaurant sales for company owned restaurants and royalties and franchise fees for our franchise operations. In November of 2006 we closed our company owned restaurant as the lease had expired. Accordingly there were no restaurant operations for the three months ended March 31, 2007. We will open a new store located within 10 miles of the original location in the second quarter of 2007.

During the three months ended March 31, 2007, franchise fees and royalties increased $148,253 (202%) to $221,643 from $73,390 in 2006. This increase is due to the larger number of franchises sold and the number of opened franchised restaurants in 2007. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the three months ended March 31, 2007, we recognized franchise fees of $85,000. This represented three locations opened during this period. No new restaurants opened during the three months ended March 31, 2006 and accordingly no franchise fees were recognized.

Deferred franchise revenue, which is not included in the statement of operations, increased $255,000 (37.2%), from $685,000 at December 31, 2006 to $940,000 at March 31, 2007. Deferred franchise revenue represents franchise fees paid to us for restaurants which have not yet opened. Until the restaurant is opened, no revenue is recognized, but cash is available to us for start-up costs. Royalty fees increased by $49,296 (79.1%) from $62,315, in 2006 to $111,611 in 2007 primarily as a result of more franchise locations open during the period ended March 31, 2007 as compared to the same period in 2006. For the three-month period ended March 31, 2007, we had 19 franchise locations. Two of those locations opened towards the end of the period and did not have a significant effect on royalty income. For the three-month period ended March 31, 2006 we collected revenue from 11 locations.

There  are two main  components  of  operating  expenses,  restaurant  operating
expenses  and  franchising  and  general  expenses.   There  was  no  restaurant
operations in the three-month period ended March 31, 2007.

The following table sets forth details of the costs which make up general and administrative expenses and the differences for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006:

                                                             2007           2006        Difference
                                                         -----------    -----------    ------------
       Personnel cost                                    $   469,817    $    81,733    $   388,084
       Professional fees                                      51,147         26,822         24,325
       Travel and entertainment                               76,059         22,239         53,820
       Marketing, advertising, promotion                      17,802         21,196         (3,394)
       Rent                                                   29,171         13,918         15,253
       Office supplies and expenses                           16,992          9,032          7,960
       Communication                                          31,809          7,883         23,926
       Other general and administrative expenses              66,467         30,160         36,307
                                                         -----------    -----------    ------------
       Total general and administrative expenses         $   759,264    $   212,983    $   546,281
                                                         -----------    -----------    ------------

General and administrative expense increased $546,281 (256%) from $212,983 for the three months ended March 31, 2006 to $759,264 for the three months ended March 31, 2007. The increase relates to the increased number of franchises and our increased activity in seeking out new franchisees. We increased the number of employees from 8 to 20 and had an increased personnel cost of $388,084 (475%) from $81,733 in 2006 to $469,817 in 2007. Professional fees, which are comprised of legal, accounting and consulting fees, increased $24,325 (90.7%) from $26,822 in 2006 to $51,147 in 2007. The $24,325 increase included a $19,167 increase in accounting fees, a $1,477 increase in legal fees and a $764 increase in consulting fees. Accounting fees increased as a result of our being a public company. Travel and entertainment costs increased $53,820 (242%) from $22,239 in 2006 to $76,059 in 2007. The increase is due to the increase in the number of new stores opened during the three months ended March 31, 2007 as compared to the same period in 2006. We believe that these costs will increase in future periods as we and our franchisees continue to open more restaurants. Our franchisees pay an advertising fee equal to 2% of the gross revenue of the franchised restaurants they operate. Our accounting policy is to offset the amounts collected from the franchisees against actual advertising expenses. The amount collected for the three months ended March 31, 2007 was $43,035 as compared to $23,552 in the 2006 period. Actual expenses for the three-month period ended March 31, 2007 were $60,837 as compared to $44,748 for the three-month period ended March 31, 2006. This increase was primarily due to increased marketing efforts to attract new franchisees as well as increased local advertising for a greater number of restaurants. We anticipate marketing, advertising and promotion expenses to increase in proportion to the increase in the total number of restaurants. Other general and administrative expenses increased across the board as our business grew and were anticipated.

The net loss for the three months ended March 31, 2007 was $538,229 compared to a loss of $161,525 for the same period in 2006 for an increased loss of $376,704. The loss from operations was $546,653 for the three months ended March 31, 2007 compared to loss from operations of $161,000 for the three months ended March 31, 2006, the increase in the loss from operations was primarily due to increased payroll expenses and increases in other operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had a working capital deficit of $373,698, as compared to working capital of $433,756 at December 31, 2006. This decrease in working capital during the three months ended March 31, 2007 was primarily due to our net loss. During the three months ended March 31, 2007, we used cash in operating activities of $868,668 as compared to cash provided from operations of $16,393 for the same period in 2006. We also used cash for the acquisition of assets in the amount of $198,766 in 2007 as compared to disposing assets of $49 in 2006. We receive payments from franchisees when they sign a franchise agreement. We do not include payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at March 31, 2007 was $940,000, an increase of $255,000 compared to December 31, 2006. Although not recorded as revenue, these payments provide working capital.

During the three months ended March 31, 2007 we repaid a note to related parties of $30,000. The note related to the purchase of our company owned store in 2005.

Other current assets such as accounts receivable, prepaid expenses and inventories increased as a result of increased business. All the increases were planned. Receivable from franchisee relates to a new franchisee purchasing one of the restaurants that was under development to be a company restaurant. Subsequent to March 31, 2007, the receivable was collected. The decrease in accounts payable and accrued expenses is due to timing of payroll. A payroll period ended very near March 31, 2007, while a significant accrual was made at December 31, 2006. Deferred franchise revenue increased significantly.

Investing activities, primarily acquisition of property and equipment, used $198,766 in the three months ended March 31, 2007 as compared to providing $49 in 2006.

We are currently engaged in the sale of our common shares. Pursuant to a registration statement filed with the Securities and Exchange Commission, we may sell up to 10,000,000 shares of our common stock. During the three months ended March 31, 2007, we sold 50,500 shares (at $.40 per share) which provided $11,766 of cash. Through May 1, 2007, we collected $655,750 for the sale of 1,639,375 shares of common stock. We cannot estimate the total amount of shares we will sell or the proceeds to be raised.

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the results of this offering, our future performance and our ability to successfully implement our stated business and growth strategies. Our results of operations will also be affected by prevailing economic conditions. Many of these factors are beyond our control. If the proceeds of the offering are smaller or are insufficient to fund the implementation of our business plan (due to a change in our plans or a material inaccuracy in our assumptions, or as a result of unanticipated expenses, or other unanticipated problems), we will be required to seek additional financing sooner than currently anticipated in order to proceed with such implementation. In the event that we need additional capital and are unable to do so, we could be left without sufficient liquidity.

At present, we have not attempted to secure debt financing. We believe that asset based financing on new equipment purchased for new company owned restaurants would be available to us. Non-asset based financing is more likely to be available to us when our common stock is listed on the OTC Bulletin Board. Once we are listed, we may be able to borrow in the form of a convertible debenture; but we believe this financing would be unfavorable. If we are unable to raise money through sale of equity and we wish to pursue our expansion, we could be forced to consider a convertible debenture financing.

At March 31, 2007, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

The forward-looking comments contained in this discussion involve risks and uncertainties. Actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing and refining manufacturing operations, and competition.


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that we do not have a formal audit committee. our board of directors oversees the responsibilities of the audit committee. The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A registration statement filed on Form SB-2 was declared effective by the SEC on January 24, 2007. The registration statement registered the sale of up to 10,000,000 shares of Common Stock, $.001 par value. We are in the process of selling securities pursuant to this registration. Through May 1, 2007 we sold 1,639,375 shares of Common Stock $.001 at a price of $.40 per share. All of the proceeds are currently segregated in a bank account and we have not used any of these funds as yet.

There were no sales of unregistered securities during the three-month period ended March 31, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
    3.1        Amended Articles of Incorporation (1)
--------------------------------------------------------------------------------
    3.3        Bylaws (2)
--------------------------------------------------------------------------------
   10.1        Employment Agreement - Marc Geman (2)
--------------------------------------------------------------------------------
   10.2        Employment Agreement - Anthony Walker (2)
--------------------------------------------------------------------------------
   10.3        Employment Agreement - Kevin Morrison (2)
--------------------------------------------------------------------------------
   10.4        2006 Stock Option Plan (2)
--------------------------------------------------------------------------------
   31.1        Rule 15d-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2        Rule 15d-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

----------------------
(1) Incorporated by reference to the exhibits to Amendment No. 1 to the registrant's registration statement on Form SB-2, filed on December 12, 2006.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, filed on October 26, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPICY PICKLE FRANCHISING, INC.



May 10, 2007                       By:   /s/ MARC GEMAN
                                      ------------------------------------------
                                        Marc Geman
                                        Chief Executive Officer



May 10, 2007                       By:  /s/ ARNOLD TINTER
                                      ------------------------------------------
                                        Arnold Tinter
                                        Chief Financial Officer