Form 10QSB
period 2007-06-30
SPICY PICKLE FRANCHISING INC
filed 2007-08-14
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-138228
(Commission file number)

SPICY PICKLE FRANCHISING, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	06-1678665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

90 Madison Street, Suite 700, Denver, Colorado 80206
(Address of principal executive offices)

(303) 297-1902
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2007 - 45,349,235 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes    ☐ No ☒

Spicy Pickle Franchising, Inc.
(formerly Spicy Pickle Franchising, LLC)
Condensed Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,822,634	$1,198,982
Current portion of notes receivable	65,000	-
Accounts receivable, trade	77,727	63,597
Prepaid expenses and other current assets	18,911	29,171
Inventories	16,172	31,969
Total current assets	2,000,444	1,323,719

Notes receivable, net of current portion	50,000	-
Property and equipment, at cost, net	141,121	127,982
Deposits and other assets	29,366	30,107
Total assets	$2,220,931	$1,481,808

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable to related parties	$-	$30,000
Accounts payable, trade	59,784	55,440
Accrued expenses and compensation	7,882	63,298
Accounts payable, related parties	14,222	53,925
Deferred franchise revenue	895,000	685,000
Other	2,300	2,300
Total current liabilities	979,188	889,963

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 20,000,000 authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 45,349,235 and 40,996,455 shares issued and outstanding in 2007 and 2006, respectively	45,349	40,996
Additional paid in capital	2,817,496	1,161,516
Accumulated (deficit)	(1,621,102)	(610,667)
Total shareholders’ equity	1,241,743	591,845
Total liabilities and shareholders' equity	$2,220,931	$1,481,808

See accompanying notes to condensed financial statements.

Spicy Pickle Franchising, Inc.
(formerly Spicy Pickle Franchising, LLC)
Condensed Statements of Operations
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Restaurant sales	$-	$120,625	$-	$237,186
Franchise fees and royalties	320,734	106,972	542,377	180,362
Total revenue	320,734	227,597	542,377	417,548

Operating costs and expenses:
Restaurant:
Cost of sales	-	50,730	-	95,147
Labor	-	46,728	-	89,482
Occupancy	-	23,682	-	45,316
Other operating cost	-	17,357	-	34,954
Total restaurant operating expenses	-	138,497	-	264,899
Franchise and general:
Cost of sales	12,418	23,582	16,618	30,290
General and administrative	787,325	260,390	1,546,589	473,373
Depreciation	5,852	757	10,684	5,615
Total franchise and general expenses	805,595	284,729	1,573,891	509,278
Total operating costs and expenses	805,595	423,226	1,573,891	774,177

(Loss) from operations	(484,861)	(195,629)	(1,031,514)	(356,629)

Other income:
Other income	-	743	93	743
Interest income	12,656	2,413	20,987	1,888
Total other income	12,656	3,156	21,080	2,631

Net (loss)	$(472,205)	$(192,473)	$(1,010,434)	$(353,998)

Per share information:
Basic and diluted (loss) per member unit		$(1.156)		$(2.203)
Basic and diluted weighted average units outstanding		166,449		160,718

(2006 pro forma based upon conversion from member units to common shares)
Basic and diluted (loss) per common share	$(0.011)	$(0.006)	$(0.024)	$(0.011)
Basic and diluted weighted average shares outstanding	42,447,382	34,213,495	41,721,918	33,034,975

See accompanying notes to condensed financial statements

Spicy Pickle Franchising, Inc.
(formerly Spicy Pickle Franchising, LLC)
Condensed Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Net cash (used in) operating activities	$(945,203)	$(155,365)

Cash flows from investing activities:

(Acquisition) of property and equipment	(23,823)	(2,347)
Net cash (used in) investing activities	(23,823)	(2,347)

Cash flows from financing activities :
Proceeds from the sale of membership units	-	1,066,390
Proceeds from the sale of common stock	1,622,678	-
Repayment of note payable to related party	(30,000)	(10,000)
Net cash provided by financing activities	1,592,678	1,056,390

Net increase in cash and cash equivalents	623,652	898,678
Cash and cash equivalents, beginning of the period	1,198,982	29,882

Cash and cash equivalents, end of the period	$1,822,634	$928,560

See accompanying notes to condensed financial statements.

Spicy Pickle Franchising, Inc.
(formerly Spicy Pickle Franchising, LLC)
Notes to Condensed Financial Statements
(Unaudited)

1. Nature of Business

Spicy Pickle Franchising, Inc. ("Spicy Pickle" or the "Company") was organized in the State of Colorado on January 14, 2003 as a limited liability company and in September of 2006 converted to a corporation. The Company is engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine style, deli and panini sandwiches, salads, soups and soft drinks. Through June 30, 2007, the Company has signed 90 franchise agreements (including area development agreements) with 29 franchisees. Twenty-four of the 90 franchisee-owned stores were open as of June 30, 2007. The stores are located throughout the United States. The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

2. Basis of Presentation of Interim Period

The accompanying unaudited financial statements at June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-QSB, and Item 310(b) of Regulation SB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended June 30, 2007 and 2006 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Recent Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements.

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

Earnings per share are based on the weighted average number of units/shares outstanding during the period after consideration of the dilutive effect, if any, for unit/common stock equivalents, including unit/stock options, restricted units/stock, and other unit/stock-based compensation. Earnings per unit/common share are computed in accordance with SFAS No. 128 "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. The Company had a net loss for the three-month and six-month periods ended June 30, 2007; accordingly, any outstanding equivalents would be anti-dilutive. There were no equivalents outstanding at June 30, 2006.

4. Income Taxes

Through September 8, 2006, the Company was a limited liability company. Accordingly, no provision for income taxes has been made in the accompanying financial statements for the period ended June 30, 2006, as taxable income or losses are reportable on the tax returns of the members of the Company.

Subsequent to September 8, 2006, the Company accounts for income taxes under SFAS No. 109, which requires the use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, no changes were made to the financial statements of the Company.

5. Shareholders’ and Members’ Equity (Deficit)

The Company filed a registration statement with the United States Securities and Exchange Commission (“SEC”) which became effective during January 2007. The registration statement covered 8,240,000 common shares of the Company which are held by current shareholders. The Company will not receive any proceeds from the sales of these shares by the selling shareholders. In addition, the Company registered 10,000,000 common shares which will be sold by the Company, and the Company will receive the proceeds from such sales. The Company may sell as many of these shares as it deems appropriate. The Company is currently offering these shares for sale at a price of $.40 per share.

Spicy Pickle Franchising, Inc.
(formerly Spicy Pickle Franchising, LLC)
Notes to Condensed Financial Statements
(Unaudited)
(Continued)

As of June 30, 2007, the Company had sold 4,352,780 of such shares at a price of $.40 per share for gross proceeds of $1,741,112, less offering expenses of $118,434, for net proceeds of $1,622,678.

6. Stock-Based Compensation

In October 2006, the Company’s Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by the Company’s shareholders the same month. The 2006 Plan provides for the granting of up to 7,500,000 shares of the Company’s common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. The Company’s Board of Directors has delegated authority to grant awards under the 2006 Plan to the Company’s Compensation Committee.

The weighted average fair value of options granted during the three and six-month periods ended June 30, 2007 of $.08 and $.09, respectively, was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 42.4% to 44.51%, expected term of 2.5 years, risk-free interest rate of 5.2% to 5.5%, and expected dividend yield of 0%.

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2007	100,000	$.25
Granted	780,000	$.28
Exercised	-
Cancelled	-
Outstanding June 30, 2007	880,000	$.28	4.63	$54,715
Exercisable June 30, 2007	390,000	$.28	4.61	$27,497

Of the options outstanding at June 30, 2007, 390,000 were vested and exercisable with a weighted average exercise price of $.28 per share.

Stock-based compensation expense recognized under SFAS 123(R) for the three and six-month periods ended June 30, 2007 was $17,751 and $37,654, respectively, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during the three and six-month periods ended June 30, 2006.

The following table summarizes information concerning outstanding and exercisable options at June 30, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.25 - $.40	880,000	4.63	$.28	390,000	$.28

Spicy Pickle Franchising, Inc.
(formerly Spicy Pickle Franchising, LLC)
Notes to Condensed Financial Statements
(Unaudited)
(Continued)

7. Business Segment Information

During the period ended June 30, 2006, the Company operated two business segments. The Company Restaurant Operations segment was comprised of the operating activities of one restaurant owned by the Company. The Company-owned restaurant conducted business under the Spicy Pickle name. This restaurant specialized in fast casual food featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. The lease for the restaurant location expired in November 2006. The restaurant was closed; however, the Company has a replacement restaurant under construction and plans on opening it during the second half of 2007.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name. These activities include, among other things, real estate site selections for new restaurants, construction management, training of new franchisees, and the monitoring of ongoing operations of these restaurants. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle name.

There were no differences from the financial statements for the year ended December 31, 2006 in the basis of measurement of segment profit or loss. Segment information related to the Company's two business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues: Company restaurants operations	$-	$120,625	$-	$237,186
Franchise operations	320,734	106,972	542,377	180,362
Total Revenues	$320,734	$227,597	$542,377	$417,548
Segment (loss): Company restaurants operations	$-	$(17,872)	$-	$(27,713)
Franchise operations	(484,861)	(177,757)	(1,031,514)	(328,916)
Total segment (loss)	$(484,861)	$(195,629)	$(1,031,514)	$(356,629)
Other income	$-	$743	$93	$743
Interest income	12,656	2,413	20,987	1,888
Net loss	$(472,205)	$(192,473)	$(1,010,434)	$(353,998)
Depreciation (included in segment loss):
Company restaurant operations	$-	$1,554	$-	$1,999
Franchise operations	$5,852	$757	$10,684	$4,858

Total assets increased by $739,123 from those disclosed in the financial statements for the year ended December 31, 2006.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Our sole business is the franchise and operation of Spicy Pickle restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine style sandwiches, pizzetti (neapolitan thin crust pizza), and salads created by our founders are served using fresh baked breads and high quality ingredients. Although prices are set by franchisees at the store level and vary from location to location, sandwiches typically cost approximately $6.50, with small and large soups and salads ranging from $3.25 to $6.00, respectively. Individual size pizzetti is usually $7.50. Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in its locations; we cannot assure you that we will succeed. We believe our menu items appeal to diners of all ages and preferences and will soon accommodate breakfast, lunch and dinner segments.

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

As of August 1, 2007, we currently have 24 franchise restaurants opened. Until recently we had one company restaurant. We recently closed our company restaurant, which was in Lakewood, Colorado. We are building a replacement company restaurant more centrally located in Denver, Colorado, which we expect to open during the second half of 2007 and which will include a bakery.

Our prior company restaurant, which we used as a training restaurant, operated at a loss. This loss is primarily due to higher labor costs at a restaurant which is used for training purposes. The number of employees per shift is higher than a normal restaurant, and the employees are less productive during the training period. We anticipate that our new training restaurant will also operate at a loss for the foreseeable future.

Our franchise agreements include build out schedules for franchisee restaurants. Based on current franchise agreements and construction schedules, we believe there will be at least 30 Spicy Pickle, franchisee-owned and operated restaurants and at least 1 company-operated restaurant open by the end of 2007.

As of August 1, 2007, we have sold 90 franchises. Of the franchises sold, 24 restaurants are opened and operating, 9 restaurants are under construction, 10 sites are under lease negation (we have either received an actual lease which is being reviewed or a letter of intent), and 47 sites are under area development agreements. An area development is where a franchisee has purchased the rights to a geographic area with a set number of stores in that area.

We are building a bakery at our new Denver company store to supply the Spicy Pickle restaurants in the Denver, Boulder, and Ft. Collins areas with daily fresh baked bread. This bakery will replace the current supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel which are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises and from royalties paid by franchisees. We expect to resume deriving revenue from the sale of food and beverages when the company store we plan to open in the second half of 2007 begins operations. Our business is currently centralized in the Rocky Mountain region, but we have sold several franchises elsewhere in the United States that we expect to open within the next eighteen months. Our restaurant locations (including both Company-owned and franchisee-owned), including those under construction and lease negotiation as of August 1, 2007, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	4	1	2
Boulder, Colorado	1	1
Ft. Collins, Colorado	1	1
Aurora, Colorado	1
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Loveland, Colorado		1
Colorado Springs, Colorado		2
Louisville, Colorado		1
Englewood, Colorado	1
Ashburn, Virginia	1
Sioux Falls, South Dakota	1
Portland, Oregon	1	1
Poway, California	1
Sacramento, California	1
Henderson, Nevada	1
Reno, Nevada	1		1
Chicago, Illinois	1		1
Cincinnati, Ohio	1		1
Austin, Texas	2		1
San Diego, California			2
Indianapolis, Indiana		1	1
Chandler, Arizona			1
Washington, DC			1
New York, New York			1
Hattiesburg, Mississippi		1
Edmond, Oklahoma			1
	24	10	13

We intend to increase our revenues by adding new company-owned stores, selling new franchises and expanding consumption of our food products at all stores. General economic and industry conditions may affect our ability to do so and our revenue performance.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of accounting policies that have been applied to the historical financial statements presented in this quarterly report can be found in the footnotes thereto and in the footnotes included with the financial statements filed in our annual report on Form 10-KSB for the year ended December 31, 2006. We consider certain of these accounting policies to be critical as they are both important to the portrayal of our financial condition and results of operations and may require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of financial information in this periodic report.

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us at the rate of 5% of weekly gross sales as reported to us through the franchisees’ point of sale systems. Royalties are recognized as revenue in the period corresponding to the reported period. Royalty fees were $126,973 and $73,046 for the three months ended June 30, 2007 and 2006, respectively, and $238,584 and $135,361 for the six months ended June 30, 2007 and 2006, respectively.

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

Rebates - We receive rebates from purveyors that supply products to our franchisees. Rebates related to franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates which relate to the company-owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $27,144 and $16,271 for the three months ended June 30, 2007 and 2006, respectively, and $52,175 and $27,346 for the six months ended June 30, 2007 and 2006, respectively.

Product Sales - We sell logo products to our franchisees. Sales are recognized when products are shipped to the franchisee. Since we are selling to our franchisees, we do not anticipate any problems with collectibility of product sales.

Restaurant Sales - We record revenue from company-owned restaurant sales upon delivery of the related food and other products to customers. Our restaurant sales are either cash or credit card (which are pre-approved) sales and, therefore, no estimate for collectibility is necessary.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $52,692 and $45,237 for the three months ended June 30, 2007 and 2006, respectively, and $95,727 and $86,469 for the six months ended June 30, 2007 and 2006, respectively. These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $76,955 and $17,947 for the three months ended June 30, 2007 and 2006, respectively, and $137,792 and $80,375 for the six months ended June 30, 2007 and 2006, respectively. We paid those expenses from the advertising fund and from our own funds. The net amounts reflected as advertising costs in the financial statements are $24,263 and ($27,290) for the three months ended June 30, 2007 and 2006, respectively, and $42,065 and ($6,094) for the six months ended June 30, 2007 and 2006, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases.'' In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

Equity Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123(R), we had no stock-based compensation awarded to employees and directors.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements.

We believe that any estimates or assumptions we have made in the past have been accurate. We do not anticipate that any estimate or assumption is likely to change in the future. We also believe that due to the nature of our business there should not be any change to our accounting policies in the future.

Results of Operations
The following analysis shows operating statistics for the three months ended June 30, 2007 and 2006:
Operating Statistics

	2007		2006
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$-	-	$120,625	53.00%
Franchise fees and royalties	320,734	100.00%	106,972	47.00%
Total revenue	320,734	100.00%	227,597	100.00%

Operating costs and expenses:

Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	-	-	50,730	42.06%
Labor	-	-	46,728	38.74%
Occupancy	-	-	23,682	19.63%
Other operating cost	-	-	17,357	14.39%
Total restaurant operating expenses	-	-	138,497	114.82%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
Cost of sales	12,418	3.87%	23,582	22.05%
General and administrative	787,325	245.48%	260,390	243.42%
Depreciation	5,852	1.82%	757	0.71%
Total franchise and general expenses	805,595	251.17%	284,729	266.18%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	805,595	251.17%	423,226	185.95%
(Loss) from operations	(484,861)	(151.17%)	(195,629)	(85.95%)
Other income:
Other income	-	-	743	0.33%
Interest income	12,656	3.95%	2,413	1.06%
Total other income	12,656	3.95%	3,156	1.39%
Net (loss)	$(472,205)	(147.23%)	$(192,473)	(84.57%)

The components of revenue are restaurant sales for company-owned restaurants and royalties and franchise fees for our franchise operations. In November of 2006, we closed our company-owned restaurant as the lease had expired. Accordingly, there were no restaurant operations for the three months ended June 30, 2007. We plan to open a new store located within 10 miles of the original location in the second half of 2007.

During the three months ended June 30, 2007, franchise fees and royalties increased $213,762 (200%) to $320,734 from $106,972 in 2006. This increase is due to the greater number of franchises sold and the number of opened franchised restaurants in 2007. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the three months ended June 30, 2007, we recognized franchise fees of $150,000. This represented five locations opened during this period. Two new restaurants opened during the three months ended June 30, 2006, and we recognized franchise fees of $45,000.

Deferred franchise revenue, which is not included in the statement of operations, decreased $45,000 (4.8%), from $940,000 at March 31, 2007 to $895,000 at June 30, 2007. Deferred franchise revenue represents franchise fees paid to us for restaurants which have not yet opened. Until the restaurant is opened, no revenue is recognized, but cash is available to us for start-up costs.

Royalty fees increased by $53,927 (73.8%) from $73,046 in 2006 to $126,973 in 2007 primarily as a result of more franchise locations being open during the period ended June 30, 2007 as compared to the same period in 2006. For the three-month period ended June 30, 2007, we had 24 operating franchise locations. Three of those locations opened towards the end of the period and did not have a significant effect on royalty income. For the three-month period ended June 30, 2006, we collected revenue from 15 locations.

There are two main components of operating expenses, restaurant operating expenses and franchising and general expenses. There were no restaurant operations in the three-month period ended June 30, 2007.

The following table sets forth details of the costs which make up general and administrative expenses and the differences for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006:

	2007	2006	Difference
Personnel cost	$374,005	$67,040	$306,965
Professional fees	68,878	73,048	(4,170)
Travel and entertainment	99,406	112,198	(12,792)
Marketing, advertising, promotion	24,263	(27,290)	51,553
Rent	31,575	18,488	13,087
Office supplies and expenses	34,777	2,735	32,042
Communication	30,625	8,101	22,524
Other general and administrative expenses	123,796	6,070	117,726
Total general and administrative expenses	$787,325	$260,390	$526,935

General and administrative expense increased $526,935 (202%) from $260,390 for the three months ended June 30, 2006 to $787,325 for the three months ended June 30, 2007. The increase relates to the increased number of franchises and our increased activity in seeking out new franchisees. We increased the number of employees from 8 to 20 and had an increased personnel cost of $306,965 (458%) from $67,040 in 2006 to $374,005 in 2007. During the three months ended June 30, 2006, we granted no stock options. During the three months ended June 30, 2007, we granted 600,000 options. The fair value of the options granted and expensed was $17,751. This amount is included in personnel cost in 2007. Professional fees, which are comprised of legal, accounting and consulting fees, decreased $4,170 (5.7%) from $73,048 in 2006 to $68,878 in 2007. The decrease is not significant, and we expect that professional fees will increase in future periods as we incur costs associated with being a public company and increased legal cost for leasing activities. Travel and entertainment costs decreased $12,792 (11.4%) from $112,198 in 2006 to $99,406 in 2007. The decrease is due to the timing of new store openings. More travel was concentrated in the period ended June 30, 2006. We believe that these costs will increase in future periods as we and our franchisees continue to open more restaurants. Our franchisees pay an advertising fee equal to 2% of the gross revenue of the franchised restaurants they operate. Our accounting policy is to offset the amounts collected from the franchisees against actual advertising expenses. The amount collected for the three months ended June 30, 2007 was $52,692 as compared to $45,237 in the 2006 period. Actual expenses for the three-month period ended June 30, 2007 were $76,455 as compared to $17,947 for the three-month period ended June 30, 2006. This increase was primarily due to increased marketing efforts to attract new franchisees as well as increased local advertising for a greater number of restaurants. We anticipate marketing, advertising and promotion expenses will increase in proportion to the increase in the total number of restaurants. Other general and administrative expenses increased across the board as our business grew and were anticipated.

The net loss for the three months ended June 30, 2007 was $472,205 compared to a loss of $192,473 for the same period in 2006 for an increased loss of $279,732. The loss from operations was $484,861 for the three months ended June 30, 2007 compared to loss from operations of $195,629 for the three months ended June 30, 2006. The increase in the loss from operations was primarily due to increased payroll expenses and increases in other operating expenses as discussed above.

The following analysis shows operating statistics for the six months ended June 30, 2007 and 2006:
Operating Statistics

	2007		2006
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$-	0.00%	$237,186	56.80%
Franchise fees and royalties	542,377	100.00%	180,362	43.20%
Total revenue	542,377	100.00%	417,548	100.00%

Operating costs and expenses:

Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	-	-	95,147	40.11%
Labor	-	-	89,482	37.73%
Occupancy	-	-	45,316	19.11%
Other operating cost	-	-	34,954	14.74%
Total restaurant operating expenses	-	-	264,899	111.69%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
Cost of sales	16,618	3.06%	30,290	16.79%
General and administrative	1,546,589	285.15%	473,373	262.46%
Depreciation	10,684	1.97%	5,615	3.11%
Total franchise and general expenses	1,573,891	290.18%	509,278	282.36%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	1,573,891	290.18%	774,177	185.41%

(Loss) from operations	(1,031,514)	(190.18%)	(356,629)	(85.41%)

Other income:
Other income	93	0.02%	743	0.18%
Interest income	20,987	3.87%	1,888	0.45%
Total other income	21,080	3.89%	2,631	0.63%

Net (loss)	$(1,010,434)	(186.30%)	$(353,998)	(84.78%)

The components of revenue are restaurant sales for company-owned restaurants and royalties and franchise fees for our franchise operations. In November of 2006, we closed our company-owned restaurant as the lease had expired. Accordingly, there were no restaurant operations for the six months ended June 30, 2007. We plan to open a new store located within 10 miles of the original location in the second half of 2007.

During the six months ended June 30, 2007, franchise fees and royalties increased $362,015 (201%) to $542,377 from $180,362 in 2006. This increase is due to the greater number of franchises sold and the number of opened franchised restaurants in 2007. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the six months ended June 30, 2007, we recognized franchise fees of $235,000. This represented eight locations opened during this period. For the six months ended June 30, 2006, we recognized franchise fees of $45,000. This represented two locations opened during this period.

Deferred franchise revenue, which is not included in the statement of operations, increased $210,000 (30.7%), from $685,000 at December 31, 2006 to $895,000 at June 30, 2007. Deferred franchise revenue represents franchise fees paid to us for restaurants which have not yet opened. Until the restaurant is opened, no revenue is recognized, but cash is available to us for start-up costs.

Royalty fees increased by $103,223 (76.3%) from $135,361 in 2006 to $238,584 in 2007 primarily as a result of more franchise locations being open during the period ended June 30, 2007 as compared to the same period in 2006. For the six-month period ended June 30, 2007, we had 24 operating franchise locations. Three of those locations opened towards the end of the period and did not have a significant effect on royalty income. For the six-month period ended June 30, 2006, we collected revenue from 13 locations.

There are two main components of operating expenses, restaurant operating expenses and franchising and general expenses. There were no restaurant operations in the six-month period ended June 30, 2007.

The following table sets forth details of the costs which make up general and administrative expenses and the differences for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006:

	2007	2006	Difference
Personnel cost	$843,822	$148,773	$695,049
Professional fees	120,025	99,870	20,155
Travel and entertainment	175,465	134,437	41,028
Marketing, advertising, promotion	42,065	(6,094)	48,159
Rent	60,746	32,406	28,340
Office supplies and expenses	51,769	11,767	40,002
Communication	62,434	15,984	46,450
Other general and administrative expenses	190,263	36,230	154,033
Total general and administrative expenses	$1,546,589	$473,373	$1,073,216

General and administrative expense increased $1,073,216 (227%) from $473,373 for the six months ended June 30, 2006 to $1,546,589 for the six months ended June 30, 2007. The increase relates to the increased number of franchises and our increased activity in seeking out new franchisees. We increased the number of employees from 8 to 20 and had an increased personnel cost of $695,049 (467%) from $148,773 in 2006 to $843,822 in 2007. During the six months ended June 30, 2006, we granted no stock options. During the six months ended June 30, 2007, we granted 780,000 options. The fair value of the options granted and expensed was $37,654. This amount is included in personnel cost in 2007. Professional fees, which are comprised of legal, accounting and consulting fees, increased $20,155 (20.2%) from $99,870 in 2006 to $120,025 in 2007. We expect that professional fees will increase in future periods as we incur costs associated with being a public company and increased legal cost for leasing activities. Travel and entertainment costs increased $41,028 (30.5%) from $134,437 in 2006 to $175,465 in 2007. The increase is due to the increase in the number of new stores opened during the six months ended June 30, 2007 as compared to the same period in 2006. We believe that these costs will increase in future periods as we and our franchisees continue to open more restaurants. Our franchisees pay an advertising fee equal to 2% of the gross revenue of the franchised restaurants they operate. Our accounting policy is to offset the amounts collected from the franchisees against actual advertising expenses. The amount collected for the six months ended June 30, 2007 was $95,727 as compared to $86,469 in the 2006 period. Actual expenses for the six-month period ended June 30, 2007 were $137,792 as compared to $80,375 for the six-month period ended June 30, 2006. This increase was primarily due to increased marketing efforts to attract new franchisees as well as increased local advertising for a greater number of restaurants. We anticipate marketing, advertising and promotion expenses will increase in proportion to the increase in the total number of restaurants. Other general and administrative expenses increased across the board as our business grew and were anticipated.

The net loss for the six months ended June 30, 2007 was $1,010,434 compared to a loss of $353,998 for the same period in 2006 for an increased loss of $656,436. The loss from operations was $1,031,514 for the six months ended June 30, 2007 compared to loss from operations of $356,629 for the six months ended June 30, 2006. The increase in the loss from operations was primarily due to increased payroll expenses and increases in other operating expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $1,021,256, as compared to working capital of $433,756 at December 31, 2006. This increase in working capital during the six months ended June 30, 2007 was primarily due to the sale of our common stock and offset by our net loss. During the six months ended June 30, 2007, we used cash in operating activities of $945,203 as compared to cash used in operations of $155,365 for the same period in 2006. We also used cash for the acquisition of assets in the amount of $23,823 in 2007 as compared to $2,347 in 2006. We receive payments from franchisees when they sign a franchise agreement. We do not include payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at June 30, 2007 was $895,000, an increase of $210,000 compared to December 31, 2006. Although not recorded as revenue, these payments provide working capital.

During the six months ended June 30, 2007, we repaid a note to related parties of $30,000. The note related to the purchase of our company-owned store in 2005.

Accounts receivable increased as a result of increased business. We did not have any notes receivable at December 31, 2006. A new franchisee purchased a ten store market in southern California for $140,000. In connection with that purchase, we accepted $50,000 in cash and a note for $90,000 for the balance due. Payment on the note begins in August 2007 and will be due every 3 months thereafter. The note bears interest at a rate of 5% per annum. One of our franchisees sold a store to a new franchisee. As part of the transaction we advanced $10,000 to the selling franchisee on behalf of the new franchisee and accepted a note from the new franchisee as payment. The same individual purchased the rights to a second store for $15,000. We accepted a note for that payment as well.

Both notes, totaling $25,000, are due early 2008. Prepaid expenses and inventories decreased in the normal course of business.

The note payable which existed at December 31, 2006 was paid in January 2007. The increase in accounts payable was in the normal course of business and expected. Accrued expenses decreased since there was no accrued payroll at June 30, 2007. The increase in deferred franchise fee revenue results from additional sales of franchises net of store openings.

Investing activities, primarily acquisition of property and equipment, used $23,823 in the six months ended June 30, 2007 as compared to $2,347 in 2006.

Pursuant to a registration statement we filed with the SEC, we sold 4,352,780 shares of our common stock for $1,741,112 less offering expenses of $118,434 for a net amount of $1,622,678.

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on our future performance and our ability to successfully implement our stated business and growth strategies. Our results of operations will also be affected by prevailing economic conditions. Many of these factors are beyond our control. If the proceeds of the offering of our common stock are smaller or are insufficient to fund the implementation of our business plan (due to a change in our plans or a material inaccuracy in our assumptions, or as a result of unanticipated expenses, or other unanticipated problems), we will be required to seek additional financing sooner than currently anticipated in order to proceed with such implementation. In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.

At present, we have not attempted to secure debt financing. We believe that asset based financing on new equipment purchased for new company-owned restaurants would be available to us. Non-asset based financing is more likely to be available to us when our common stock is quoted on the OTC Bulletin Board. Once we are quoted, we may be able to borrow in the form of a convertible debenture; but we believe this financing would be unfavorable. If we are unable to raise money through sale of equity and we wish to pursue our expansion, we could be forced to consider a convertible debenture financing.

At June 30, 2007, we had no obligations that would qualify as off-balance sheet arrangements requiring disclosure.

Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed in this section, “Item 2. Management’s Discussion and Analysis or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We currently have an audit committee which consists of two members. Our Board of Directors oversees the responsibilities of the audit committee. The Board is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the Board has determined that, considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases at this time.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no sales of unregistered securities during the six-month period ended June 30, 2007.

On January 24, 2007, the SEC declared effective a registration statement we filed on Form SB-2 (File number 333-138228). There were no underwriters involved in the offering. The registration statement registered the sale of up to 10,000,000 shares of Common Stock, $.001 par value, that were previously unissued for an aggregate offering price of $4,000,000 and 8,240,000 shares of Common Stock, $.001 par value, on behalf of existing selling shareholders for an aggregate offering price of $3,296,000. We began the offering March 26, 2007 and have not yet terminated the offering. We sold 4,352,780 shares of Common Stock at a price of $.40 per share for gross proceeds of $1,741,112 less offering expenses of $118,434, which consists primarily of legal fees, for net proceeds of $1,622,678. We paid none of the offering expenses directly or indirectly to directors or officers of the Company or to their associates; or to any person owning 10% or more of any class of our securities; or to affiliates of the Company. As of June 30, 2007, we have used none of the proceeds. None of the existing selling shareholders have sold any shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Regulation S-B Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Employment Agreement - Marc Geman (2)

10.2	Employment Agreement - Anthony Walker (2)

10.3	Employment Agreement - Kevin Morrison (2)

10.4	2006 Stock Option Plan (2)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2, filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2, filed on October 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

August 14, 2007	By:	/s/ Marc Geman
Marc Geman
Chief Executive Officer

August 14, 2007	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer