Form 10QSB
period 2007-09-30
SPICY PICKLE FRANCHISING INC
filed 2007-11-13
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-138228
(Commission file number)

SPICY PICKLE FRANCHISING, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	38-3750924
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2007 – 47,634,053 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Spicy Pickle Franchising, Inc.
Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$842,223	$1,198,982
Current portion of notes receivable	65,000	-
Accounts receivable, trade	110,341	63,597
Prepaid expenses and other current assets	216,246	29,171
Inventories	8,308	31,969
Total current assets	1,242,118	1,323,719

Notes receivable, less current portion	40,000	-
Property and equipment, at cost, net	160,640	127,982
Deposits and other assets	29,366	30,107
Total assets	$1,472,124	$1,481,808

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of notes payable to related parties	$-	$30,000
Accounts payable, trade	120,117	55,440
Accrued expenses and compensation	113,435	63,298
Accounts payable, related parties	-	53,925
Deferred franchise revenue	870,000	685,000
Other	2,300	2,300
Total current liabilities	1,105,852	889,963

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value, 20,000,000 authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 47,634,053 and 40,996,455 shares issued and outstanding in 2007 and 2006, respectively	47,634	40,996
Additional paid in capital	4,143,503	1,161,516
Accumulated deficit	(2,953,573)	(610,667)
Deferred compensation	(871,292)	-
Total shareholders' equity	366,272	591,845
Total liabilities and shareholders' equity	$1,472,124	$1,481,808

See accompanying notes to condensed financial statements.

Spicy Pickle Franchising, Inc.
Condensed Statements of Operations
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Restaurant sales	$-	$123,761	$-	$360,947
Franchise fees and royalties	260,849	261,915	803,226	442,277
Total revenue	260,849	385,676	803,226	803,224

Operating costs and expenses:
Restaurant:
Cost of sales	-	46,858	-	142,005
Labor	-	49,041	-	138,523
Occupancy	-	13,471	-	58,787
Other operating cost	-	15,397	-	50,351
Total restaurant operating expenses	-	124,767	-	389,666
Franchise and general:
Cost of sales	3,567	40,086	20,185	70,376
General and administrative	1,598,137	778,056	3,144,726	1,251,429
Depreciation	8,360	7,385	19,044	13,000
Total franchise and general expenses	1,610,064	825,527	3,183,955	1,334,805
Total operating costs and expenses	1,610,064	950,294	3,183,955	1,724,471

(Loss) from operations	(1,349,215)	(564,618)	(2,380,729)	(921,247)

Other income:
Other income (expense)	12	(743)	105	-
Interest income	16,730	12,775	37,717	14,663
Total other income and (expense)	16,742	12,032	37,822	14,663

Net (loss)	$(1,332,473)	$(552,586)	$(2,342,907)	$(906,584)

Basic and diluted (loss) per common share	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Basic and diluted weighted average shares outstanding	46,184,053	38,991,642	43,209,297	35,018,531

See accompanying notes to condensed financial statements.

Spicy Pickle Franchising, Inc.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Net cash (used in) operating activities	$(1,897,735)	$(176,709)

Cash flows from investing activities:
Acquisition of property and equipment	(51,702)	(36,661)
Net cash (used in) investing activities	(51,702)	(36,661)

Cash flows from financing activities :
Membership units sold	-	2,000,000
Payment of deferred offering cost	-	(97,173)
Common stock issued	1,622,678	-
Repayment of note payable to related party	(30,000)	(10,000)
Net cash provided by financing activities	1,592,678	1,892,827

Net increase in cash and cash equivalents	(356,759)	1,679,457
Cash and cash equivalents, beginning of the period	1,198,982	29,882

Cash and cash equivalents, end of the period	$842,223	$1,709,339

See accompanying notes to condensed financial statements.

Spicy Pickle Franchising, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. Nature of Business

Spicy Pickle Franchising, Inc. ("Spicy Pickle" or the "Company”) was organized in the State of Colorado on January 14, 2003 as a limited liability company and in September of 2006 converted to a corporation. The Company is engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine style, deli and panini sandwiches, pizzetti (Neapolitan thin crust pizza), salads, soups and soft drinks. Through September 30, 2007, the Company has signed 91 franchise agreements (including area development agreements) with 30 franchisees. Twenty-seven of the 91 franchisee-owned stores were open as of September 30, 2007. The stores are located throughout the United States. The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

2. Basis of Presentation of Interim Period

The accompanying unaudited financial statements at September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-QSB, and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended September 30, 2007 and 2006 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2006 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) generally may be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB Statement No. 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements.

Spicy Pickle Franchising, Inc.
Notes to Condensed Financial Statements
(Unaudited)

3. Per Share Information

As stated above, the Company converted from a Colorado limited liability company to a Colorado corporation. Shares, pro-forma shares and per share data presented reflect the retroactive application of the conversion as if it occurred as of the earliest period presented.

Earnings per share are based on the weighted average number of units/shares outstanding during the period after consideration of the dilutive effect, if any, for unit/common stock equivalents, including unit/stock options, restricted units/stock, and other unit/stock-based compensation. Earnings per unit/common share are computed in accordance with SFAS No. 128 "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. The Company had a net loss for the three-month and nine-month periods ended September 30, 2007; accordingly, any outstanding equivalents would be anti-dilutive. There were no equivalents outstanding at September 30, 2006.

4. Income Taxes

Through September 8, 2006, the Company was a limited liability company. Accordingly, no provision for income taxes has been made in the accompanying financial statements for the period ended September 30, 2006, as taxable income or losses are reportable on the tax returns of the members of the Company.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, no changes were made to the financial statements of the Company.

Spicy Pickle Franchising, Inc.
Notes to Condensed Financial Statements
(Unaudited)

5. Shareholders’ and Members’ Equity

The Company filed a registration statement with the United States Securities and Exchange Commission (“SEC”) which became effective during January 2007. The registration statement covered 8,240,000 common shares of the Company held by shareholders. The Company has not received and will not receive any proceeds from the sales of these shares by the selling shareholders. In addition, the Company registered 10,000,000 common shares which may be sold by the Company, and the Company will receive the proceeds from such sales. The Company may sell as many of these shares as it deems appropriate. The Company is currently offering these shares for sale at a price of $.40 per share.

As of September 30, 2007, the Company had sold 4,462,588 of such shares at a price of $.40 per share for gross proceeds of $1,785,039, less offering expenses of $162,361, for net proceeds of $1,622,678.

6. Stock-Based Compensation

In October 2006, the Company’s Board of Directors adopted the 2006 Stock Option Plan (the “2006 Plan”), which was approved by the Company’s shareholders the same month. The 2006 Plan provides for the granting of up to 7,500,000 shares of the Company’s common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. The Company’s Board of Directors has delegated authority to grant awards under the 2006 Plan to the Company’s Compensation Committee.

The weighted average fair value of options granted during the three and nine month periods ended September 30, 2007 of $.17 and $.14, respectively, was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 42.58% to 44.51%, expected term of 2.5 years, risk-free interest rate of 5.2% to 6%, and expected dividend yield of 0%.

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2007	100,000	$.25
Granted	2,280,000	$.50
Exercised	-	-
Cancelled	-	-
Outstanding September 30, 2007	2,380,000	$.49	4.75	$330,642
Exercisable September 30, 2007	1,890,000	$.55	4.84	$287,590

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine-month periods ended September 30, 2007 was $260,793 and $298,446, respectively, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during the three and nine-month periods ended September 30, 2006.

Spicy Pickle Franchising, Inc.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes information concerning outstanding and exercisable options at September 30, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.25 - $.64	2,380,000	4.75	$.49	1,890,000	$.55

Other Stock Based Compensation

During the period ended September 30, 2007, the Company incurred legal fees for services rendered in connection with lease negotiations. A Director of the Company is a principal in the law firm performing the services. The law firm agreed to accept restricted shares of common stock in exchange for a portion of the billing. The Company issued 50,000 shares of common stock to offset $20,000 of legal fees. The number of shares issued was based on the fair value ($.40 per share) of the stock issued.

During September 2007, the Company issued 1,950,000 restricted shares of common stock for investor relation services to eight different firms, in terms ranging from 3 months to 1 year, effective at varying dates from September 1, 2007 through September 15, 2007, ending on varying dates from December 8, 2007 through September 24, 2008. The fair value of these stock issuances was determined using the fair value of the Company’s common stock on the contract date, at a price of $.48 to $.55 per share. The Company calculated the cost of $ 977,500 at its fair value and recognized $106,208 to the statement of operations for the three months and nine months ended September 30, 2007. As of September 30, 2007, the unrecognized cost is recorded as deferred compensation amounting to $871,292.

During the period ended September 30, 2007, the Company issued 175,000 restricted shares of common stock for consulting services. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the date services were completed, at a price of $.40 per share.

7. Business Segment Information

During the period ended September 30, 2006, the Company operated two business segments. The Company Restaurant Operations segment was comprised of the operating activities of one restaurant owned by the Company. The company-owned restaurant conducted business under the Spicy Pickle name. This restaurant specialized in fast casual food featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. The lease for the restaurant location expired in November 2006. The restaurant was closed; however, the Company has a replacement restaurant under construction and plans on opening it during the fourth quarter of 2007.

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
Notes to Condensed Financial Statements
(Unaudited)

There were no differences from the financial statements for the year ended December 31, 2006 in the basis of measurement of segment profit or loss. Segment information related to the Company's two business segments follows:

	Three Months Ended September 30,			Nine months Ended September 30,
	2007		2006	2007	2006
Revenues:
Company restaurants operations	$		$$123,761	$-	$360,947
Franchise operations		260,849	261,915	803,226	442,277
Total Revenues		$260,849	$385,676	$803,226	$803,224
Segment (loss): Company restaurants operations		$-	(1,006)	$-	$(28,719)
Franchise operations		(1,349,215)	(563,612)	(2,380,729)	(892,528)
Total segment (loss)		(1,349,215)	(564,618)	(2,380,729)	(921,247)
Other income (expense)		12	(743)	105	-
Interest income		16,730	12,775	37,717	14,663
Net loss		$(1,332,473)	$(552,586)	$(2,342,907)	$(906,584)
Depreciation (included in segment loss):
Company restaurant operations		$-	$2,400	$-	$4,399
Franchise operations		$8,360	$7,385	$19,044	$13,000

Total assets as of September 30, 2007 decreased by $9,684 from those disclosed in the financial statements for the year ended December 31, 2006.

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

Overview

Our sole business is the franchise and operation of Spicy Pickle restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh baked breads and high quality ingredients. Although prices are set by franchisees at the store level and vary from location to location, sandwiches typically cost approximately $6.50, with small and large soups and salads ranging from $3.25 to $6.00, respectively. Individual size pizzetti is usually $7.50. Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in our locations; we cannot assure you that we will succeed. We believe our menu items appeal to diners of all ages and preferences, and we expect to accommodate breakfast, lunch and dinner segments soon.

We market our menu primarily through targeted local store marketing efforts, mail drops, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for eight years. We are headquartered in Denver, Colorado.

The first Spicy Pickle restaurant was launched in 1999 by founders Kevin Morrison and Anthony Walker under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb. By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise and recruited Marc Geman, former president of the PretzelMaker franchise, as our chief executive.

As of November 1, 2007, we currently have 30 franchise restaurants opened. Until October 2006, we had one company restaurant. We closed our company restaurant, which was in Lakewood, Colorado. We are building a replacement company restaurant more centrally located in Denver, Colorado, which we expect to open during the fourth quarter of 2007 and which will include a bakery.

Our prior company restaurant, which we used as a training restaurant, operated at a loss. This loss is primarily due to higher labor costs at a restaurant which is used for training purposes. The number of employees per shift is higher than a normal restaurant, and the employees are less productive during the training period. We anticipate that our new training restaurant will also operate at a loss for its first year of operations.

Our franchise agreements include build out schedules for franchisee restaurants. Based on current franchise agreements and construction schedules, we believe there will be approximately 39 Spicy Pickle, franchisee-owned and operated restaurants and at least 1 company-operated restaurant open by the end of 2007.

As of November 1, 2007, we have sold 91 franchises. Of the franchises sold, 30 restaurants are opened and operating, 8 restaurants are under construction, 12 sites are under lease negation (we have either received an actual lease which is being reviewed or a letter of intent), and 41 sites are subject to area development agreements. An area development agreement is entered into when a franchisee has purchased the rights to a geographic area with a set number of stores in that area.

We are building a bakery at our new Denver company store to supply the Spicy Pickle restaurants in the Denver, Boulder, Colorado Springs, and Ft. Collins areas with daily fresh baked bread. This bakery will replace the current supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises and from royalties paid by franchisees. We expect to resume deriving revenue from the sale of food and beverages when the company store we plan to open in the fourth quarter of 2007 begins operations. Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of November 1, 2007, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	4	1	2
Boulder, Colorado	2
Ft. Collins, Colorado	1	1
Aurora, Colorado	1
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	1	1
Louisville, Colorado		1
Englewood, Colorado	1
Ashburn, Virginia	1
Sioux Falls, South Dakota	1
Portland, Oregon	2
Poway, California	1
Sacramento, California	1
Henderson, Nevada	1
Reno, Nevada	1	1
Chicago, Illinois	1
Cincinnati, Ohio	1		1
Austin, Texas	2		1
San Diego, California		1	2
Indianapolis, Indiana	1	1	1
Chandler, Arizona		1
Brooklyn, New York			1
Hattiesburg, Mississippi	1
Edmond, Oklahoma			1
Pender, Virginia			1
Ocala, Florida			1
Cedar Park, Texas			1
	30	8	12

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. Initial franchise fees were $60,000 and $60,000 for the three months ended September 30, 2007 and 2006, respectively, and $295,000 and $105,000 for the nine months ended September 30, 2007 and 2006, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us at the rate of 5% of weekly gross sales as reported to us through the franchisees’ point of sale systems. Royalties are recognized as revenue in the period corresponding to the reported period. Royalty fees were $150,670 and $77,320 for the three months ended September 30, 2007 and 2006, respectively, and $389,254 and $212,681 for the nine months ended September 30, 2007 and 2006, respectively.

With regard to royalty fees, our franchisees grant us the right to extract data from their point of sale systems in each restaurant they operate. We receive weekly reports on sales at each franchise location and calculate our revenue directly from those reports. This allows for extremely accurate accounting of our revenue stream from royalty fees. We do not anticipate any future change in the method of reporting.

Rebates - We receive rebates from purveyors that supply products to our franchisees. Rebates related to franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates which relate to the company-owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $49,430 and $26,873 for the three months ended September 30, 2007 and 2006, respectively, and $101,605 and $54,219 for the nine months ended September 30, 2007 and 2006, respectively.

Product Sales - We sell logo products to our franchisees. Sales are recognized when products are shipped to the franchisee. Since we are selling to our franchisees, we do not anticipate any problems with collectibility of product sales. We are phasing out of these types of sales, which will be handled by a third-party supplier who will sell directly to our franchisees.

Restaurant Sales - We record revenue from company-owned restaurant sales upon delivery of the related food and other products to customers. Our restaurant sales are either cash or credit card (which are pre-approved) sales and, therefore, no estimate for collectibility is necessary.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $59,962 and $30,928 for the three months ended September 30, 2007 and 2006, respectively, and $155,687 and $93,039 for the nine months ended September 30, 2007 and 2006, respectively. These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $164,409 and $76,662 for the three months ended September 30, 2007 and 2006, respectively, and $302,199 and $111,482 for the nine months ended September 30, 2007 and 2006, respectively. We paid those expenses from the advertising fund and from our own funds. The net amounts reflected as advertising costs in the financial statements are $104,447 and $45,734 for the three months ended September 30, 2007 and 2006, respectively, and $146,512 and $18,444 for the nine months ended September 30, 2007 and 2006, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases.'' In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing on a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

Equity Based Compensation

On January 1, 2006, we adopted FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) generally may be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB Statement No. 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements

We believe that any estimates or assumptions we have made in the past have been accurate. We do not anticipate that any estimate or assumption is likely to change in the future. We also believe that, due to the nature of our business, there should not be any change to our accounting policies in the future.

Results of Operations
The following analysis shows operating statistics for the three months ended September 30, 2007 and 2006:
Operating Statistics

	2007		2006
	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Revenues:
Restaurant sales	$-	-	$123,761	32.09%
Franchise fees and royalties	260,849	100.00%	261,915	67.91%
Total revenue	260,849	100.00%	385,676	100.00%

Operating costs and expenses:

		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Restaurant:
Cost of sales	-	-	46,858	37.86%
Labor	-	-	49,041	39.63%
Occupancy	-	-	13,471	10.88%
Other operating cost	-	-	15,397	12.44%
Total restaurant operating expenses	-	-	124,767	100.81%

		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
Franchise and general:
Cost of sales	3,567	1.37%	40,086	15.30%
General and administrative	1,598,137	612.67%	778,056	297.06%
Depreciation	8,360	3.20%	7,385	2.82%
Total franchise and general expenses	1,610,064	617.24%	825,527	315.18%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	1,610,064	617.24%	950,294	246.40%

(Loss) from operations	(1,349,215)	(517.24%)	(564,618)	(146.40%)

Other income and (expense):
Other income (expense)	12	-	(743)	(0.19%)
Interest income (expense)	16,730	6.41%	12,775	3.31%
Total other income and (expense)	16,742	6.42%	12,032	3.12%
Net income (loss)	$(1,332,473)	(510.82%)	$(552,586)	(143.28%)

The components of revenue are restaurant sales for company-owned restaurants and royalties and franchise fees for our franchise operations. In November of 2006, we closed our company-owned restaurant as the lease had expired. Accordingly, there were no restaurant operations for the three months ended September 30, 2007. We plan to open a new store located within 10 miles of the original location in the fourth quarter of 2007.

During the three months ended September 30, 2007, franchise fees and royalties decreased $1,066 (0.4%) to $260,849 from $261,915 in 2006. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the three-month period ended September 30, 2007, we recognized franchise fees of $60,000 which represented three restaurants opened. For the three-month period ended September 30, 2006, we recognized franchise fees of $60,000 which represented two restaurants opened.

Deferred franchise revenue, which is not included in the statement of operations, increased $185,000 (27.0%), from $685,000 at December 31, 2006 to $870,000 at September 30, 2007. Deferred franchise revenue represents franchise fees paid to us for restaurants which have not yet opened. Until the restaurant is opened, no revenue is recognized, but cash is available to us for start-up costs.

Royalty fees increased by $73,350 (94.9%) from $77,320 in 2006 to $150,670 in 2007 primarily as a result of more franchise locations being open during the period ended September 30, 2007 as compared to the same period in 2006. For the three-month period ended September 30, 2007, we had 27 operating franchise locations. For the three-month period ended September 30, 2006, we collected revenue from 15 locations.

There are two main components of operating expenses, restaurant operating expenses and franchising and general expenses. There were no restaurant operations in the three-month period ended September 30, 2007.

The following table sets forth details of the costs which make up general and administrative expenses and the differences for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006:

	2007	2006	Difference
Personnel cost	$479,691	$348,097	$131,594
Stock option (fair value)	260,793	-	260,793
Professional fees	80,213	293,182	(212,969)
Travel and entertainment	85,958	17,931	68,027
Marketing, advertising, promotion	104,447	45,734	58,713
Investor relations	346,032	-	346,032
Rent	47,658	14,566	33,092
Office supplies and expenses	16,553	13,852	2,701
Communication	35,812	12,152	23,660
MIS/IT	31,151	14,297	16,854
Other general and administrative expenses	109,829	18,245	91,584
Total general and administrative expenses	$1,598,137	$778,056	$820,081

General and administrative expense increased $820,081 (105.4%) from $778,056 for the three months ended September 30, 2006 to $1,598,137 for the three months ended September 30, 2007. The increase relates to the increased number of franchises and our increased activity in seeking out new franchisees. We increased the number of employees from 16 to 20 and had an increase in personnel cost of $131,594 (37.8%) from $348,097 in 2006 to $479,691 in 2007. During the three months ended September 30, 2006, we granted no stock options. During the three months ended September 30, 2007, we granted 1,500,000 options. The fair value of the options granted and expensed was $260,793. Professional fees, which are comprised of legal, accounting and consulting fees, decreased $212,969 (72.6%) from $293,182 in 2006 to $80,213 in 2007. The decrease was due to the cost associated with the registration statement filed in 2006. We expect that professional fees will increase in future periods as we incur costs associated with being a public company and increased legal costs for leasing activities. Travel and entertainment costs increased $68,027 (379.4%) from $17,931 in 2006 to $85,958 in 2007. The increase is due to the timing of new store openings. More travel was concentrated in the period ended September 30, 2007. We believe that these costs will increase in future periods as we and our franchisees continue to open more restaurants. Our franchisees pay an advertising fee equal to 2% of the gross revenue of the franchised restaurants they operate. Our accounting policy is to offset the amounts collected from the franchisees against actual advertising expenses. The amount collected for the three months ended September 30, 2007 was $59,962 as compared to $30,928 in the 2006 period. Actual expenses for the three-month period ended September 30, 2007 were $164,407 as compared to $76,662 for the three-month period ended September 30, 2006. The overall increase in advertising costs was primarily due to increased marketing efforts to attract new franchisees as well as increased local advertising for a greater number of restaurants. We anticipate marketing, advertising and promotion expenses will increase in proportion to the increase in the total number of restaurants. Other general and administrative expenses increased across the board as our business grew and were anticipated.

The net loss for the three months ended September 30, 2007 was $1,332,473 compared to a loss of $552,586 for the same period in 2006 for an increased loss of $779,887. The loss from operations was $1,349,215 for the three months ended September 30, 2007 compared to loss from operations of $564,618 for the three months ended September 30, 2006. The increase in the loss from operations was primarily due to increased personnel expenses, the cost of stock options, investor relations costs and increases in other operating expenses as discussed above.
The following analysis shows operating statistics for the nine months ended September 30, 2007 and 2006:
Operating Statistics

	2007		2006
	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Revenues:
Restaurant sales	$-	-	$360,947	44.94%
Franchise fees and royalties	803,226	100.00%	442,277	55.06%
Total revenue	803,226	100.00%	803,224	100.00%

Operating costs and expenses:

		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Restaurant:
Cost of sales	-	-	142,005	39.34%
Labor	-	-	138,523	38.38%
Occupancy	-	-	58,787	16.29%
Other operating cost	-	-	50,351	13.95%
Total restaurant operating expenses	-	-	389,666	107.96%

		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
Franchise and general:
Cost of sales	20,185	2.51%	70,376	15.91%
General and administrative	3,144,726	391.51%	1,251,429	282.95%
Depreciation	19,044	2.37%	13,000	2.94%
Total franchise and general expenses	3,183,955	396.39%	1,334,805	301.80%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	3,183,955	396.39%	1,724,471	214.69%

(Loss) from operations	(2,380,729)	(296.40)%	(921,247)	(114.69)%

Other income and (expense):
Other income	105	-	-	-
Interest income (expense)	37,717	4.70%	14,663	1.83%
Total other income and (expense)	37,822	4.71%	14,663	1.83%

Net (loss)	$(2,342,907)	(291.69)%	$(906,584)	(112.87)%

The components of revenue are restaurant sales for company-owned restaurants and royalties and franchise fees for our franchise operations. In November of 2006, we closed our company-owned restaurant as the lease had expired. Accordingly, there were no restaurant operations for the nine months ended September 30, 2007. We plan to open a new store located within 10 miles of the original location in the fourth quarter of 2007.

During the nine months ended September 30, 2007, franchise fees and royalties increased $360,949 (81.6%) to $803,226 from $442,277 in 2006. This increase is due to the greater number of franchises sold and the number of opened franchised restaurants in 2007. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the nine months ended September 30, 2007, we recognized franchise fees of $295,000. This represented eleven locations opened during this period. For the nine months ended September 30, 2006, we recognized franchise fees of $105,000. This represented four locations opened during this period.

Deferred franchise revenue, which is not included in the statement of operations, increased $185,000 (27.0%), from $685,000 at December 31, 2006 to $870,000 at September 30, 2007. Deferred franchise revenue represents franchise fees paid to us for restaurants which have not yet opened. Until the restaurant is opened, no revenue is recognized, but cash is available to us for start-up costs.

Royalty fees increased by $176,573 (83.0%) from $212,681 in 2006 to $389,254 in 2007 primarily as a result of more franchise locations being open during the period ended September 30, 2007 as compared to the same period in 2006. For the nine-month period ended September 30, 2007, we had 27 operating franchise locations. Three of those locations opened toward the end of the period and did not have a significant effect on royalty income. For the nine-month period ended September 30, 2006, we collected revenue from 15 locations.

There are two main components of operating expenses, restaurant operating expenses and franchising and general expenses. There were no restaurant operations in the nine-month period ended September 30, 2007.

The following table sets forth details of the costs which make up general and administrative expenses and the differences for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006:

	2007	2006	Difference
Personnel cost	$1,323,513	$496,870	$826,643
Stock option (fair value)	278,544	-	278,544
Professional fees	200,238	355,132	(154,894)
Travel and entertainment	285,218	157,023	128,195
Marketing, advertising, promotion	146,512	18,444	128,068
Investor relations	346,032	-	346,032
Rent	108,404	46,972	61,432
Office supplies and expenses	68,322	25,619	42,703
Communication	98,246	28,136	70,110
MIS/IT	70,732	19,232	51,500
Other general and administrative expenses	218,965	104,001	114,964
Total general and administrative expenses	$3,144,726	$1,251,429	$1,893,297

General and administrative expense increased $1,893,297 (151.3%) from $1,251,429 for the nine months ended September 30, 2006 to $3,144,726 for the nine months ended September 30, 2007. The increase relates to the increased number of franchises and our increased activity in seeking out new franchisees. We increased the number of employees from 16 to 20 and had an increased personnel cost of $826,643 (166.4%) from $496,870 in 2006 to $1,323,513 in 2007. During the nine months ended September 30, 2006, we granted no stock options. During the nine months ended September 30, 2007, we granted 2,180,000 options. The fair value of the options granted and expensed was $278,544. Professional fees, which are comprised of legal, accounting and consulting fees, decreased $154,894 (43.6%) from $355,132 in 2006 to $200,238 in 2007. The decrease was due to the cost associated with the registration statement filed in 2006. We expect that professional fees will increase in future periods as we incur costs associated with being a public company and increased legal costs for leasing activities. Travel and entertainment costs increased $128,195 (81.6%) from $157,023 in 2006 to $285,218 in 2007. The increase is due to the increase in the number of new stores opened during the nine months ended September 30, 2007 as compared to the same period in 2006. We believe that these costs will increase in future periods as we and our franchisees continue to open more restaurants. Our franchisees pay an advertising fee equal to 2% of the gross revenue of the franchised restaurants they operate. Our accounting policy is to offset the amounts collected from the franchisees against actual advertising expenses. The amount collected for the nine months ended September 30, 2007 was $155,687 as compared to $93,039 in the 2006 period. Actual expenses for the nine-month period ended September 30, 2007 were $302,199 as compared to $111,482 for the nine-month period ended September 30, 2006. This increase was primarily due to increased marketing efforts to attract new franchisees as well as increased local advertising for a greater number of restaurants. We anticipate marketing, advertising and promotion expenses will increase in proportion to the increase in the total number of restaurants. Our common stock began being quoted on the OTC Bulletin Board on August 20, 2007. We engaged a number of investor relation firms to assist with our awareness to the public market. The contracts were for varying time periods from three months to one year. A portion of the consulting fees were paid for with restricted stock. For the nine months ended September 30, 2007, we paid $245,824 in cash and $977,500 in restricted stock. As of September 30, 2007, there was a balance of $177,123 included in prepaid expenses and $877,292 is an offset against equity. This amount represents the fair market value of the stock not as yet charged to expense. Other general and administrative expenses increased across the board as our business grew and were anticipated.

The net loss for the nine months ended September 30, 2007 was $2,342,907 compared to a loss of $906,584 for the same period in 2006 for an increased loss of $1,436,323. The loss from operations was $2,380,729 for the nine months ended September 30, 2007 compared to loss from operations of $921,247 for the nine months ended September 30, 2006. The increase in the loss from operations was primarily due to increased personnel expenses, the cost of stock options, investor relations costs and increases in other operating expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2007, we had a working capital of $136,266 as compared to working capital of $433,756 at December 31, 2006. This decrease in working capital during the nine months ended September 30, 2007 was primarily due to our net loss offset by the sale of our common stock. During the nine months ended September 30, 2007, we used cash in operating activities of $1,897,735 as compared to cash used in operations of $176,709 for the same period in 2006. We also used cash for the acquisition of assets in the amount of $51,702 in 2007 as compared to $36,661 in 2006. We receive payments from franchisees when they sign a franchise agreement. We do not include payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at September 30, 2007 was $870,000, an increase of $185,000 compared to December 31, 2006. Although not recorded as revenue, these payments provide working capital.

During the nine months ended September 30, 2007, we repaid a note to related parties of $30,000. The note related to the purchase of our company-owned store in 2005.

Accounts receivable increased as a result of increased business. We did not have any notes receivable at December 31, 2006. A new franchisee purchased a ten store market in southern California for $140,000. In connection with that purchase, in 2007 we accepted $50,000 in cash and a note for $90,000 for the balance due. Payment on the note began in August 2007 and will be due every 3 months thereafter. The note bears interest at a rate of 5% per annum. One of our franchisees sold a store to a new franchisee. As part of the transaction, in 2007 we advanced $10,000 to the selling franchisee on behalf of the new franchisee and accepted a note from the new franchisee as payment. The same individual purchased the rights to a second store for $15,000. In 2007, we accepted a note for that payment as well. Both notes, totaling $25,000, are due early 2008. Prepaid expenses increased primarily as a result of incurring investor relation expenses which were prepaid for periods varying from three months to one year. Inventories decreased as we are transitioning to the use of a third-party outside vendor for logo merchandise for our franchisees.

The note payable which existed at December 31, 2006 was paid in January 2007. The increase in accounts payable was in the normal course of business and expected. Accrued expenses increased as a result of timing of payroll at September 30, 2007. The increase in deferred franchise fee revenue resulted from additional sales of franchises net of store openings.

Investing activities, primarily acquisition of property and equipment, used $51,702 in the nine months ended September 30, 2007 as compared to $36,661 in 2006.

Pursuant to a registration statement we filed with the SEC, we sold 4,462,588 shares of our common stock for $1,785,039 less offering expenses of $162,361 for a net amount of $1,622,678.

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on our future performance and our ability to successfully implement our stated business and growth strategies. Our results of operations will also be affected by prevailing economic conditions. Many of these factors are beyond our control. If the proceeds of the offering of our common stock are insufficient to fund the implementation of our business plan (due to a change in our plans or a material inaccuracy in our assumptions, or as a result of unanticipated expenses, or other unanticipated problems), we will be required to seek additional financing sooner than currently anticipated in order to proceed with such implementation. In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.

At present, we are considering whether to seek additional financing. Such financing would be used to open additional company-owned restaurants. We believe that asset-based financing on new equipment purchased for new company-owned restaurants would be available to us. We believe that non-asset-based financing is available to us since our common stock is quoted on the OTC Bulletin Board. We may be able to borrow in the form of a convertible debenture or additional sales of our common equity.

At September 30, 2007, we had no obligations that would qualify as off-balance sheet arrangements requiring disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no sales of unregistered securities during the nine-month period ended September 30, 2007.

On January 24, 2007, the SEC declared effective a registration statement we filed on Form SB-2 (File number 333-138228). There were no underwriters involved in the offering. The registration statement registered the sale of up to 10,000,000 shares of Common Stock, $.001 par value, that were previously unissued for an aggregate offering price of $4,000,000 and 8,240,000 shares of Common Stock, $.001 par value, on behalf of existing selling shareholders for an aggregate offering price of $3,296,000. We began the offering March 26, 2007 and have not yet terminated the offering. We sold 4,462,588 shares of Common Stock at a price of $.40 per share for gross proceeds of $1,785,039 less offering expenses of $162,361, which consists primarily of legal fees, for net proceeds of $1,622,678. We paid none of the offering expenses directly or indirectly to directors or officers of the Company or to their associates, or to any person owning 10% or more of any class of our securities, or to affiliates of the Company. As of September 30, 2007, we have used the proceeds of the offering that we have received as follows:

Purchase of property plant and equipment primarily for use in the company-owned store under construction	$73,744
Working capital including marketing and sales expenses[1]	723,134
Temporary investments[2]	825,800
$1,622,678

(1)
Of the amounts used for working capital, approximately $20,000 was paid to a director of the company for legal services rendered. No other portion of the net offering proceeds was paid directly or indirectly to directors or officers of the Company or to their associates, to any person owning 10% or more of any class of our securities, or to affiliates of the Company.

(2)	Temporary investments are in the form of money market accounts

Through November 1, 2007, selling shareholders sold an aggregate of 4,627,260 shares of common stock under the registration statement. Based upon the registered offering price, the gross proceeds of the shares sold was $1,862,904. Sales made by the selling shareholders were made at the market price at the time of each sale. The Company is unaware of and unable to state the number of shares sold in each transaction or the selling price of each share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Regulation S-B Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Employment Agreement – Marc Geman (2)
10.2	Employment Agreement – Anthony Walker (2)
10.3	Employment Agreement – Kevin Morrison (2)
10.4	2006 Stock Option Plan (2)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2, filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2, filed on October 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

November 13, 2007	By:	/s/ Marc Geman
Marc Geman
Chief Executive Officer

November 13, 2007	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer