Form 10-K
period 2007-12-31
SPICY PICKLE FRANCHISING INC
filed 2008-03-21
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to

Commission File Number 000-53000

SPICY PICKLE FRANCHISING, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	38-3750924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Madison Street, Suite 700, Denver, Colorado	80206
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 297-1902

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 29, 2007 the shares of the registrant were not trading.

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2008, there were 47,884,053 shares of common stock outstanding.

i

PART I

Item 1. Business

Our sole business is the franchise and operation of Spicy Pickle™ restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.

Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in our locations. We cannot assure you that we will be successful. We believe our menu items appeal to diners of all ages and preferences, and we expect to accommodate all day parts, including breakfast, lunch and dinner.

Our franchisees must qualify on the basis of considerable experience in other management and food service ventures and should have liquid assets of at least $150,000. Franchise fees are $35,000 for the first restaurant and $20,000 for additional locations. Fees for additional locations are lower because the training and grand opening are handled by the experienced franchisee, although these services are still available for purchase from us if desired. Area development agreements are available to selected franchisees that wish to secure a territory for future development ($10,000 per store is pre-paid and the balance of $10,000 is paid when the area developer is ready to begin build-out for each new site).

Franchisees pay Spicy Pickle a 5% royalty on weekly gross sales and an additional 2% to support national and regional marketing efforts that produce brand development, agency support, point of purchase materials and print and broadcast advertising. In addition, we require franchisees to dedicate at least 1% of sales to local advertising. The estimated initial cost of a Spicy Pickle franchise is approximately $440,000 and varies based on location. Each location has an end-cap/in-line of approximately 2,000 square feet and seating for 30-50 guests inside with additional outdoor seating as available.

The first Spicy Pickle restaurant was launched in 1999 by Kevin Morrison and Anthony Walker, who remain part of our management team. Spicy Pickle Franchising, LLC was formed in January 2003 as a Colorado limited liability company. In January 2003, we launched the Spicy Pickle brand as a national franchise with Marc Geman, former president of the PretzelMaker franchise, as our Chief Executive Officer. We sold our first franchise in the spring of 2003 and opened our first franchise restaurant in the second half of 2003. On September 8, 2006, we converted from a limited liability company to a Colorado corporation named Spicy Pickle Franchising, Inc. (the “Company”).

Spicy Pickle has been recognized nationally and in its local markets as a purveyor of fast casual food to watch. The December 2006 and 2007 issues of Fast Casual Magazine feature Spicy Pickle as numbers 54 and 25, respectively, in its list of “2006 Top 100 Movers and Shakers” and “2007 Top 100 Movers and Shakers,” respectively. National Restaurant News selected Spicy Pickle as one of its 2006 Hot Concepts!

We intend to expand nationally by growing the chain of restaurants in and near downtown settings where daytime population is dense, as well as near tech centers, government complexes, universities, and medical centers where large amounts of administrative and professional people are employed. We have designed systems to maximize and replicate our success in a variety of settings. Complete programs have been developed for real estate, architecture, construction management, equipment procurement, food distribution, training, operations and marketing to promote the success of each franchisee. Owners generally purchase turn-key services from us.

Industry Background

Spicy Pickle restaurants are classified as “fast casual” restaurants in the restaurant industry. There is no single definition of fast casual, but in concept a fast casual restaurant does not offer full table service, but generally offers high-quality food and atmosphere with either numbered or personalized delivery of meals to the table or a central pick up area. Fast casual fills the space between fast-food where no table service is available and food is paid for and delivered to the customer at the register, and casual dining where full table service is available to the customer.

Growth Strategy

We believe that our ability to deliver value, quality, price and convenience will help us grow. Our target customer is 21-55 years of age, educated with at least some college experience, and the typical location for the Spicy Pickle restaurant is near a downtown area of a dense city, or near a tech center, government complex, university, or medical center where large numbers of administrative and professional employees are found. We also look for big box centers anchored by a large tenant and in areas of both white collar workforce and high income households.

Our menu is moderately priced with an average ticket of $8.00 to $9.00. We have expanded our menu to include catering and expect to add breakfast. We are committed to providing sufficient variety to encourage guests to return often and try something new.

We believe that our growth is the result of the appeal of our food, the clarity of our vision, the increasing strength of our brand and our commitment to constantly improving our customer experience.

As part of our growth strategy, in addition to our franchised restaurants, we will operate company-owned restaurants. In February 2008, we purchased a partial interest in one restaurant from a franchisee. In March 2008, we purchased three restaurants from another franchisee. We also have two restaurants under construction in Colorado. Also in March 2008, we purchased a restaurant located in Chicago from another franchisee. We will continue to either build or acquire new restaurants in the future. There are no other agreements in place at this time.

Competition

The fast casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, quickness of service, value, name recognition, restaurant location and customer service. Competition within the fast casual restaurant segment, however, focuses primarily on the taste, quality and freshness of the menu items and the ambience and condition of each restaurant.

The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power. Each of the concepts competes with international, national and regional restaurant chains as well as locally owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.

Our Menu

Our menu offers customers a choice of seven signature submarine-style sandwiches, eight signature panini, six salads, six signature pizzetti and five soups, as well as a combo meal consisting of a one-half sandwich or panini and a small soup or salad. Customers can also build their own sandwich, salad or pizzetti choosing from three breads, 12 meats (or vegetables); eight cheeses, an unlimited number of our 22 toppings, and an unlimited number of our 14 spreads. Some menu items may vary from store to store. We feature high-quality ingredients consisting of all-natural products with no preservatives or MSG, except for the coloring in our yellow cheese. This is part of our strategy to attract the growing number of health-conscious consumers to our restaurants. We believe our restaurants deliver value, quality and convenience. Our menu is moderately priced with an average ticket of $8.00 to $9.00. Menu prices are set by franchisees at the store level and vary from location to location, sandwiches typically cost between $6.45 and $7.25 with small and large soups and salads ranging from $3.45 to $7.95. An individual size pizzetti ranges from $7.45 to $7.95.

Our Current Locations

Our restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2007, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5		2
Boulder, Colorado	2
Ft. Collins, Colorado	1	1
Aurora, Colorado	1
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	2
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Sioux Falls, South Dakota	1
Portland, Oregon	2
Poway, California	1
Sacramento, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1		1
Austin, Texas	2		1
San Diego, California		1	2
Indianapolis, Indiana	2		1
Chandler, Arizona	1
Brooklyn, New York			1
Hattiesburg, Mississippi	1
Edmond, Oklahoma			2
Pender, Virginia			1
Ocala, Florida			1
Cedar Park, Texas		1
	36	3	12

Franchise Site Development and Expansion

Our restaurant locations are critical to our long-term success, and we devote significant resources to assessing each prospective site. We have developed specific criteria to evaluate each site. We continuously review these criteria and adjust them as warranted by changing circumstances in our business or local operating conditions.

We focus our site searches on metropolitan areas where daytime population is dense, as well as near tech centers, government complexes and medical centers where large numbers of administrative and professional people are employed. Preferred locations include shopping center end-caps and free standing buildings near large intersections, residential areas, offices, retail outlets, universities, recreational facilities and hospitals. We also consider traffic patterns, area restaurant competition, the likely impact on sales of our nearby restaurants, parking, accessibility, potential restaurant size and visibility. In larger metropolitan regions, we generally open restaurants in urban storefronts. We use a combination of our own development staff and outside real estate brokers to locate, evaluate and negotiate new sites.

The cost to open a Spicy Pickle restaurant depends on the type of real estate, the location of the site and the amount of construction required. We generally lease the premises and build-out the tenant improvements for our restaurants. We sometimes receive landlord development and/or rent allowances for leasehold improvements, furniture, fixtures and equipment.

Government Regulation

We are subject to various federal, state and local laws affecting our business. Each of our restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. In addition, we must comply with various state laws that regulate the franchisor/franchisee relationship.

We are also subject to federal and state laws governing employment and pay practices, overtime, tip credits and working conditions. The bulk of our employees are paid on an hourly basis at rates related to the federal and state minimum wages.

We are also subject to federal and state child labor laws, which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger. Under the American with Disabilities Act, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We continue to monitor our facilities for compliance with the Americans with Disabilities Act in order to conform to its requirements. We believe future expenditures for such compliance would not have a material adverse effect on our operations.

Intellectual Property

We have registered the following marks with the United States Patent and Trademark Office: Spicy Pickle (Registration No. 2,905,597), Spicy Pickle Sub Shop (Registration No. 2,918,645) and Spicy Pickle Panini♦Salads♦Subs (Registration No. 3,182,753). We also have a Canadian registration for the Spicy Pickle name and logo.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this report before making an investment decision. If any of the possible adverse events described below actually occur, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face.

RISKS RELATING TO OUR BUSINESS

We have historically incurred losses and may continue to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We expect to increase our operating expenses by expanding our marketing activities and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. In addition, if we are unable to manage a significant increase in operating expenses, our liquidity will likely decrease and negatively impact our cash flow and ability to sustain operations. In turn, this would have a negative impact on our financial condition and share price.

We also expect that our operating expenses will continue to increase as a result of having become a public company in 2007. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue growth does not continue, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition. This would also have a negative impact on our share price.

Our operating results are closely tied to the success of our franchisees.

Our operating results are dependent upon our selling additional franchises and our receipt of royalties from our existing franchisees. Franchisees may lack access to the financial or management resources that they need to open or continue operating their restaurants. New franchisees may not be able to find suitable sites on which to develop restaurants, negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Our franchisees generally depend upon financing from banks and other financial institutions to finance the cost of opening a new restaurant. If franchisees cannot obtain financing and restaurants do not open, our royalties from those restaurants will not exist. Any decrease or delay in our planned revenues could slow our planned growth.

Food safety and food-borne illness concerns may have an adverse effect on our business.

We dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. However, food-borne illnesses (such as E. coli, hepatitis A, trichinosis or salmonella) and food safety issues are an ongoing issue in the restaurant industry. If a food-borne illness or other food safety issues occur, whether at our restaurants or those of our competitors, it is likely that negative publicity would adversely affect our sales and profitability. If our customers become ill from food-borne illnesses, we might need to temporarily close some restaurants. Separately, the occurrence of food-borne illnesses or food safety issues could adversely affect the price and availability of affected ingredients.

Changes in commodity and other operating costs or supply chain and business disruptions could adversely affect our results of operations.

Changes in food and supply costs are a part of our business; any increase in the prices of our key ingredients, such as beef, chicken, cheese and produce could adversely affect our operating results. We remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls, labor disputes and government regulations. In addition to food, we purchase electricity, oil and natural gas needed to operate our restaurants, and suppliers purchase gasoline needed to transport food and supplies to us. Any significant increase in energy costs could adversely affect our business through higher rates and the imposition of fuel surcharges by our suppliers. Because we provide moderately priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers. Additionally, significant increases in gasoline prices could result in a decrease in customer traffic at our restaurants. We rely on third-party distribution companies to deliver food and supplies to our stores. Interruption of distribution services due to financial distress or other issues could impact our operations. Our operating costs also include premiums that we pay for our insurance (including workers’ compensation, general liability, property and health), which may increase over time, thereby further increasing our costs. Finally, our industry is susceptible to natural disasters, which could result in restaurant closures and business disruptions.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to material money damages and other remedies.

We are susceptible to claims filed by customers alleging that we are responsible for an illness or injury they suffered at or after a visit to our restaurants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment for significant monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

In addition, the restaurant industry has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to the obesity of some guests. We also may be subject to this type of claim in the future and, even if we are not, publicity about these matters (particularly directed at the quick-service and fast casual segments of the industry) may harm our reputation and adversely affect our results.

Compliance with governmental regulations may adversely affect our business operations.

We and our franchisees are subject to various federal, state and local regulations. Each of our restaurants is subject to state and local licensing and regulation by health, sanitation, food and workplace safety and other agencies. Requirements of local authorities with respect to zoning, land use, licensing, permitting and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. The expenses associated with any facilities modifications required by these laws could be material. Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, family leave mandates and a variety of similar state laws that govern these and other employment law matters. The compliance costs associated with these laws and evolving regulations could be substantial.

The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating our franchise relationships may negatively affect our operations, particularly our relationships with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

We may not attain our target development goals.

We are pursuing a disciplined growth strategy, which will depend in large part on our ability and the ability of our franchisees to increase sales volumes in existing restaurants, open new restaurants, and operate these restaurants profitably. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new or converted restaurants will be operated profitably. Further, there is no assurance that any restaurant we open or convert will obtain operating results similar to those of our existing restaurants. The success of our planned expansion, including our branding initiatives, will depend upon numerous factors, many of which are beyond our control.

The fast casual segment of the restaurant industry is highly competitive.

The fast casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, quickness of service, value, name recognition, restaurant location and customer service. Competition within the fast casual restaurant segment, however, focuses primarily on the taste, quality and freshness of the menu items and the ambience and condition of each restaurant.

We focus on price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. If our company-owned restaurants and franchised restaurants are unable to compete successfully with other restaurants in new and existing markets, our business could be adversely affected. In the restaurant industry, labor is a primary operating cost component. Competition for qualified employees also could require us to pay higher wages to attract a sufficient number of employees. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success as a fast casual restaurant depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service segment. We may not be able to successfully educate customers about the quality of our food or food quality may not matter to them even if they do understand we must charge more for higher-quality food. If that were to happen, we might need to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create.

Health concerns arising from outbreaks of Avian flu may have an adverse effect on our business.

In 2004 and 2005, Asian and European countries experienced outbreaks of Avian flu, and some commentators have hypothesized that further outbreaks could occur and reach pandemic levels. While fully cooked chicken has been determined to be safe for consumption, and while we have taken and continue to take measures to anticipate and minimize the effect of these outbreaks on our business, any further outbreaks could adversely affect the price and availability of poultry and cause customers to shift their preferences. In addition, outbreaks on a widespread basis could also affect our ability to attract and retain employees.

We are dependent on key personnel, the loss of whom could significantly harm our business, results of operations and financial condition.

Our success depends to a significant extent upon the efforts and abilities of our key personnel, including Marc Geman, Chairman and Chief Executive Officer, Anthony Walker, Chief Operating Officer and co-founder, and Kevin Morrison, Chief Culinary Officer and co-founder, as well as other key creative and strategic marketing and operational personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon our business, operating results and financial condition. If we are not able to efficiently replace our key personnel with qualified individuals, our business and operational activities could suffer. In turn, if our operational activities decline, our financial performance and overall financial condition will also suffer. We cannot assure you that a replacement for these key employees could be located if their services were no longer available. At present, we do not have key man insurance for Mr. Geman, Mr. Walker, or Mr. Morrison.

We are a high-risk early stage company.

We are a high-risk early stage company with limited operating history in a competitive industry. Our limited operating history provides a limited basis on which to base an evaluation of our business and prospects. In addition, our revenue model relies substantially on the assumption that we will be able to successfully expand our sales and distribution channels in key markets. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the earliest stages of development. To be successful, we must, among other things:

•	continue to expand the number of franchise and corporate locations;
•	attract and maintain customer loyalty;
•	continue to establish and increase brand awareness;
•	provide products to customers at attractive prices;
•	establish and maintain relationships with strategic partners and affiliates;
•	rapidly respond to competitive developments;
•	build an operations and customer service structure to support our business; and
•	attract, retain and motivate qualified personnel.

We cannot guarantee that we will be able to achieve these goals, and our failure to do so could have a material adverse effect on our business. If our business suffers as a result of failing to meet any one or all of these goals, our performance and financial condition will suffer.

We may need additional financing to support business growth, and this capital might not be available on acceptable terms, or at all, which could adversely affect our financial condition.

We may need additional funds to develop and expand our franchises, company restaurants and product lines. Lack of funds may cause us to delay, reduce or abandon aspects of our expansion or product development programs. Moreover, we cannot assure you that our financial resources will be sufficient to finance our operations on an ongoing basis, or that we will be able to obtain additional funding when our current financial resources are exhausted. We expect that our revenues and operating results will fluctuate significantly in the future. We could require additional financing to support existing and new franchises, and to finance the development, production and distribution of new products.

Our operating results may fluctuate in future periods and, as a result, we may fail to meet investor expectations, which could cause the price of our common stock to decline.

As a result of our history of incurring net losses, the relatively short time frame of the operations of several of our franchises and the highly competitive nature of the industry, we may not be able to accurately predict our operating results on a quarterly basis, if at all. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control, including:

•	our ability to establish and strengthen brand awareness;
•	our success, and the success of our strategic partners, in promoting our products;
•	the overall market demand for food products of the type offered by us and in general;
•	pricing changes for food products as a result of competition or other factors;
•	the amount and timing of the costs relating to our marketing efforts or other initiatives;
•	the timing of contracts with strategic partners and other parties;
•	our ability to compete in a highly competitive market, and the introduction of new products by us; and
•	economic conditions specific to the food industry and general economic conditions.

We believe period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely upon them as indicators of future performance. It is also possible that, in the future, our operating results will be below the expectations of public market analysts and investors due to quarterly fluctuations rather than our overall performance. In that event, the trading price of our common stock may decline.

We could have difficulty in the management of potential growth, which could adversely affect our business, results of operations and financial condition.

We anticipate that a period of significant expansion will be required to capitalize on the potential growth in our customer base, market opportunities and personnel. This expansion will place a significant strain on our management, operational and financial resources, and we will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage our and our franchisees’ growing employee base. We also will be required to expand our finance, administrative and operations staff.

Further, we anticipate entering into relationships with various strategic partners and third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel for planned operations, or that our management will be able to identify, manage and exploit existing and potential strategic relationship and market opportunities. Our failure to manage growth effectively could have a material adverse effect on our business because we might be unable to meet the operational and training demands of our franchisees or maintain a level of inventory sufficient to support demand. This could cause us to lose customers, which would have an adverse effect on our results of operations and financial condition.

We may not be able to successfully integrate and oversee the growth of new franchises, which could adversely affect our business, results of operations and financial condition.

In addition to organic growth to expand our operations and market presence, we intend to pursue a growth strategy driven by selling franchises and territories in key locations as well as opening additional company-owned and operated stores. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined franchises, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of the new franchises, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We may not be successful in overcoming these risks or any other potential problems. Any additional franchises may have a material adverse effect on our business if any of the risks stated above materialize, and each of the risks stated above could bring about adverse operating results which, in turn, would negatively impact our financial condition.

We will incur increased costs as a result of being a public company and this may adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission (the “SEC”) and the OTC Bulletin Board (the “OTCBB”). We expect these rules and regulations to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain the trading status of our common stock on the OTCBB.

The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. We may be unable to attract and retain qualified officers, directors and members of board committees required for our effective management as a result of the recent and currently proposed changes in the rules and regulations that govern publicly held companies. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

If we fail to comply with federal and state statutes, regulations and rules governing our offer and sale of franchises and our relationship with our franchisees, we may be subject to franchisee-initiated litigation and governmental or judicial fines or sanctions.

We are subject to the Federal Trade Commission and to various state laws that govern the offer and sale of franchises. Additionally, many state laws regulate various aspects of the franchise relationship, including the following:

•	the nature, timing and sufficiency of disclosures to franchisees upon the initiation of the franchisor-potential franchisee relationship;
•	our conduct during the franchisor-franchisee relationship; and
•	renewals and terminations of franchises.

Any past or future failures by us to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in franchisee-initiated lawsuits, a ban or temporary suspension on future franchise sales, or civil and administrative penalties or other fines, or require us to make offers of rescission, disgorgement or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by our franchisees based upon alleged violations of these laws. In the case of willful violations, criminal sanctions could be brought against us.

Our franchisees could take actions that could be harmful to our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with our standards and all applicable laws. Although we attempt to properly train and support franchisees, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, the Spicy Pickle image and reputation could be harmed, which in turn could adversely affect our business and operating results. Further, a franchisee’s inability to remain financially viable could result in its failure to pay various franchise-related fees owed to us. Finally, regardless of the actual validity of such a claim, we may be named as a party in an action relating to, and/or be held liable for, the conduct of our franchisees if it is shown that we exercise a sufficient level of control over a particular franchisee’s operation.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock.

The market price of our common stock has fluctuated significantly in the past. Our common stock started trading on the OTCBB under the symbol “SPKL” on August 20, 2007. Since it started trading, the high and low prices of a share of our common stock have been $2.02 and $0.48, respectively. On March 5, 2008, the last reported sale price of a share of our common stock was $1.00. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

•	conversion of our Series A Variable Rate Convertible Preferred Stock (“Series A Preferred Stock”) and exercise of our warrants and the sale of their underlying common stock;
•	changes in market valuations of similar companies and stock market price and volume fluctuations generally;
•	economic conditions specific to the industries within which we operate;
•	announcements by us or our competitors of new franchises, food products or marketing partnerships;
•	actual or anticipated fluctuations in our operating results;
•	changes in the number of our franchises; and
•	loss of key employees.

In addition, the stock market in general, and the OTCBB specifically, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against public companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and, potentially, economic loss and a diversion of our management's attention and resources.

The market price of our common stock is likely to be highly volatile, which could cause investment losses for our shareholders and result in shareholder litigation with substantial costs, economic loss and diversion of our resources.

The conversion of our Series A Preferred Stock and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our Series A Preferred Stock and existing warrants to purchase our common stock, and outstanding options to acquire our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of our Series A Preferred Stock and the exercise of the warrants and/or options, could result in dilution in the interests of our other shareholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series A Preferred Stock, options and warrants. In addition, holders of the Series A Preferred Stock and warrants have registration rights with respect to the common stock underlying such Series A Preferred Stock and warrants, the registration of which has caused, and may continue to cause, us to incur substantial expenses.

The voting power and value of your investment could decline if our Series A Preferred Stock and warrants are converted or exercised at a reduced price due to our issuance of lower-priced shares that trigger rights of the holders of our Series A Preferred Stock and warrants to receive additional shares of our stock.

As part of our recent issuance of Series A Preferred Stock, we issued a significant number of warrants to the purchasers of the Series A Preferred Stock, the conversion or exercise of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The initial conversion price of our Series A Preferred Stock and the initial exercise price of the warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our Series A Preferred Stock or exercise price of the warrants. Consequently, the voting power and value of your investment in each such event would decline if our Series A Preferred Stock or the warrants are converted or exercised for shares of our common stock at the new lower price as a result of sales of our securities made below the then-applicable conversion price of the Series A Preferred Stock and/or the exercise price of the warrants.

We may continue to pay for consulting and professional services fees with our stock, and this would be dilutive to investors.

In the past, we have issued shares to consultants and professional services providers as a means of paying certain professional service fees and consulting agreements. We may continue to use our stock in the future as a means of paying for these kinds of services and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations, product development and marketing.

Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for services, or it could cause us to offer stock as compensation for services on terms that are not favorable to us and our shareholders. If we did resort to granting stock in lieu of cash for consulting and professional services fees under unfavorable circumstances, it would result in increased dilution to investors.

Our executive officers and directors own a significant amount of our common stock, which probably will allow them to control the outcome of matters submitted to our shareholders for vote.

As of March 10, 2008, management owns a near-majority of our issued and outstanding shares of common stock. Management owns approximately 49.11% of our issued and outstanding common stock, and other remaining shareholders own approximately 50.89% of our issued and outstanding common stock. Because management owns a significant block of the common stock, management probably will have the ability to elect a majority of the Board of Directors and thereby control our management. Although they are under no obligation to do so, if our executive officers and directors (and their affiliates) were to vote together, they probably also would have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, even if a change of control would benefit shareholders.

We have not paid cash dividends to our common stockholders, and it is unlikely that we will pay cash dividends to our common stockholders in the foreseeable future.

To the extent that we have earnings, we plan to use earnings to fund our operations. We do not plan to pay any cash dividends on our common stock in the foreseeable future. We cannot guarantee that we will generate, at any time, sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

Our common stock is considered to be a “penny stock” as defined by Section 3(a)(51) and Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, therefore, is subject to penny stock regulations. These regulations could make it more difficult for you to sell shares you acquire.

Our common stock is subject to regulations of the SEC relating to the market for penny stocks. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. These regulations also impose various sales practice requirements on broker-dealers. The regulations that apply to penny stocks may severely affect the market liquidity for our securities, and that could limit your ability to sell your securities in the secondary market.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Business,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

You should rely only on the information contained in this report. We have not authorized any other person to provide you with information that is different from that contained in this report. If anyone provides you with different or inconsistent information, you should not rely on it. The information presented on, or that can be accessed through, our website is not a part of this report. You should assume the information appearing in this report is accurate only as of the date on which this report was filed. Our business, financial condition, results of operations and prospects may have changed since that date.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

We do not own any real property. We lease all of the real properties we use in our business. The table below sets forth information regarding each of those properties as of March 10, 2008. We believe that each of our leased facilities is suitable for the operations we conduct in it.

Use	Location	Current Monthly Rent	Square Footage	Remaining Term (in years) Including Expected Renewal Period	Comments
Corporate headquarters	90 Madison St. Denver, CO	$7,964	10,159	4.58	Rent increases in 2008 and 2009.
Restaurant and bakery	1298 S. Broadway Denver, CO	$4,081	3,481	9.17	Rent increases in 2012.
Restaurant	10320 Federal Heights Blvd. #200 Federal Heights, CO	$3,958	1,453	11.67	Rent increases each year. Includes 2 five-year renewals.
Restaurant	8923 E. Union Ave. Greenwood Village, CO	$1,909	1,516	12.75	Rent increases each year. Includes 2 five-year renewals.
Restaurant	2043 S. University Blvd. Denver, CO	$3,740	2,200	8.42	Rent increases each year. Includes 2 five-year renewals.
Restaurant	123 N. College Ave. Ft. Collins, CO	$3,635	1,848	18.83	Includes 3 five-year options.
Restaurant	2312 N. Lincoln Ave. Chicago, IL	$4,096	1,200	4.08	Rent increases each year.
Restaurant (under construction)	2120 E. Harmony Rd. #101 Ft. Collins, CO	$4,650	1,800	10.83	Includes 1 five-year option.
Restaurant (under construction)	2300 Parker Rd. Aurora, CO	$5,250	1,800	10.00	Rent increases each year.

Item 3. Legal Proceedings.

We are not involved in any material legal proceedings. None of our officers, directors or affiliates, nor any owner of record or beneficially of more than five percent of any class of our voting securities, nor any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCBB under the symbol “SPKL.” Trading of our stock on the OTCBB began on August 20, 2007. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported by NASDAQ in the Info Quotes section of its website located at www.nasdaq.com. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2007	$2.02	$0.92
September 30, 2007	$1.24	$0.48

Shareholders

We have approximately 92 record holders of our common stock as of March 10, 2008.

Dividends

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements or related to the Series A Preferred Stock and such other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Use of Proceeds
On January 24, 2007, the SEC declared effective a registration statement we filed on Form SB-2 (File number 333-138228), registering for sale by us up to 10,000,000 shares of our common stock and for resale by existing selling shareholders up to 8,240,000 shares of our common stock. We sold 4,352,780 of the shares offered by us at a price of $.40 per share for gross proceeds of $1,741,112, less offering expenses of $118,434, for net proceeds of $1,622,678.We terminated the offering on November 15, 2007 prior to the sale of all of the registered securities.

Item 6. Selected Financial Data

Not required

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in "Risk Factors" and elsewhere in this report.

Overview

Our sole business is the franchise and operation of Spicy Pickle restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients. Although prices are set by franchisees at the store level and vary from location to location, sandwiches typically cost between $6.45 and $7.25 with small and large soups and salads ranging from $3.45 to $7.95. An individual size pizzetti ranges from $7.45 to $7.95. Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in our locations; we cannot assure you that we will succeed. We believe our menu items appeal to diners of all ages and preferences, and we expect to accommodate all day parts, including breakfast, lunch and dinner.

We market our menu primarily through targeted local store marketing efforts, mail drops, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for eight years. We are headquartered in Denver, Colorado.

The first Spicy Pickle restaurant was launched in 1999 by founders Kevin Morrison and Anthony Walker under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb. By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise and recruited Marc Geman, former president of the PretzelMaker franchise, as our Chief Executive Officer.

As of December 31, 2007, we had 35 franchised restaurants and one company-owned restaurant opened. The company-owned restaurant is a replacement for a company-owned restaurant that closed in November 2006. Co-located with this restaurant is a bakery.

Our prior company restaurant, which we used as a training restaurant, operated at a loss. This loss is primarily due to higher labor costs at a restaurant that is used for training purposes. The number of employees per shift is higher than a normal restaurant, and the employees are less productive during the training period. We anticipate that our new company restaurant will also operate at a loss for its first year of operations.

Our franchise agreements include build-out schedules for franchisee restaurants. Based on current franchise agreements and construction schedules, we believe there will be approximately 60 to 65 Spicy Pickle, franchisee-owned and operated restaurants and at least 5 company-operated restaurants open by the end of 2008.

As of December 31, 2007, we have sold 102 franchises. Of the franchises sold, 35 franchise restaurants are opened and operating, 3 franchise restaurants are under construction, 10 franchise sites are under lease negotiation (we have either received an actual lease that is being reviewed or a letter of intent), 1 franchise restaurant closed and 53 franchise sites are subject to area development agreements. An area development agreement is entered into when a franchisee has purchased the rights to a geographic area with a set number of stores in that area.

We completed a bakery co-located with our new Denver company restaurant that will supply the Spicy Pickle restaurants in the Denver, Boulder, Colorado Springs, and Ft. Collins areas with daily fresh-baked bread. This bakery will replace the current supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company store we opened in December 2007. Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2007, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5		2
Boulder, Colorado	2
Ft. Collins, Colorado	1	1
Aurora, Colorado	1
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	2
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Sioux Falls, South Dakota	1
Portland, Oregon	2
Poway, California	1
Sacramento, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1		1
Austin, Texas	2		1
San Diego, California		1	2
Indianapolis, Indiana	2		1
Chandler, Arizona	1
Brooklyn, New York			1
Hattiesburg, Mississippi	1
Oklahoma City, Oklahoma			2
Pender, Virginia			1
Ocala, Florida			1
Cedar Park, Texas		1	0
	36	3	12

We intend to increase our revenues by adding new company-owned stores, selling new franchises and expanding consumption of our food products at all stores. General economic and industry conditions may affect our ability to do so and our revenue performance.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of accounting policies that have been applied to the historical financial statements presented in this report can be found in the footnotes thereto. We consider certain of these accounting policies to be critical as they are important to the portrayal of our financial condition and results of operations and may require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of financial information in this report.

Revenue Recognition

Initial Franchise Fees – We enter into franchise agreements that grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. Initial franchise fees were $497,500 and $170,000 for the years ended December 31, 2007 and 2006, respectively.

Royalty Fees – Pursuant to the franchise agreements, franchisees are required to pay royalties to us at the rate of 5% of weekly gross sales as reported to us through the franchisees’ point of sale systems. Royalties are recognized as revenue in the period corresponding to the reported period. Royalty fees were $577,334 and $294,481 for the years ended December 31, 2007 and 2006.

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

Rebates – We receive rebates from purveyors that supply products to our franchisees. Rebates related to franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to the company-owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $151,020 and $79,638 for the years ended December 31, 2007 and 2006, respectively.

Product Sales – Prior to the fourth quarter of 2007, we sold logo products to our franchisees. Sales were recognized when products were shipped to the franchisee. These types of sales are now handled by a third-party supplier who sells directly to our franchisees.

Restaurant and Bakery Sales – We record revenue from company-owned restaurant sales upon delivery of the related food and other products to customers. Our restaurant sales are either cash or credit card (which are pre-approved) sales and, therefore, no estimate for collectibility is necessary. We record revenue from bakery sales when sold to the bakery customers, which are our franchisees.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $291,881 and $200,455 for the years ended December 31, 2007 and 2006, respectively. These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $443,566 and $242,906 for the years ended December 31, 2007 and 2006, respectively. We paid those expenses from the advertising fund and from our own funds. The net amounts reflected as advertising costs in the financial statements are $151,685 and $42,451 for the years ended December 31, 2007 and 2006, respectively.

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

Equity-Based Compensation

On January 1, 2006, we adopted FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. Management does not expect adoption of SFAS 157 to have a material impact on the Company's financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" (“SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

We believe that any estimates or assumptions we have made in the past have been accurate. We do not anticipate that any estimate or assumption is likely to change in the future. We also believe that, due to the nature of our business, there should not be any change to our accounting policies in the future.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the years ended December 31, 2007 and 2006:

	2007		2006
	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Revenues:
Restaurant and bakery sales	$30,730	2.41%	$409,018	45.85%
Franchise fees and royalties	1,243,263	97.59%	482,991	54.15%
Total revenue	$1,273,993	100.00%	$892,009	100.00%

Operating costs and expenses:

		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Restaurant:
Cost of sales	$30,383	98.87%	$160,728	39.30%
Labor	33,137	107.83%	154,619	37.80%
Occupancy	44,423	144.56%	67,951	16.61%
Other operating cost	42,551	138.47%	50,582	12.37%
Total restaurant operating expenses	$150,494	489.73%	$433,880	106.08%

		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
Franchise and general:
Cost of sales	$-	-	$18,510	3.83%
General and administrative	4,735,854	380.92%	1,834,571	379.84%
Depreciation	22,744	1.83%	18,575	3.85%
Total franchise and general expenses	$4,758,598	382.75%	$1,871,656	387.52%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$4,909,092	385.33%	$2,305,536	258.47%

(Loss) from operations	(3,635,099)	(285.33)%	(1,413,527)	(158.47)%

Other income and (expense):
Interest income	51,252	4.02%	29,556	3.31%
Other income (expense)	(18,037)	(1.42)%	986	0.11%
Total other income and (expense)	33,215	2.60%	30,542	3.42%

Net (loss)	$(3,601,884)	(282.72)%	$(1,382,985)	(155.04)%

For the twelve months ended December 31, 2007, total revenue increased $381,984 (43%) from $892,009 in 2006 to $1,273,993 in 2007. For the twelve months ended December 31, 2007, restaurant and bakery sales decreased by $378,288 over the same period in 2006. This decrease is the result of the restaurant operating for less than 1 month in 2007 and 10 months in 2006. The lease on this restaurant that was operating during 2006 expired in November of that year, and we elected not to renew it. We constructed a new restaurant and co-located a bakery in the same building. The restaurant opened in mid-December 2007, and the bakery opened right after the beginning of 2008. For the year ended December 31, 2007, franchise fees and royalties increased $760,272 (157%) over the same period in 2006. The increase relates directly to the number of franchised restaurants sold and opened. For the year ended December 31, 2007, we recognized franchise fees of $497,500. This represented 19 locations opened during this period. During the period ended December 31, 2006, we recognized franchise fees of $170,000. This represented 6 locations opened in 2006. Deferred franchise revenue (not included in the statement of operations) increased $85,000 from $685,000 at December 31, 2006 to $770,000 at December 31, 2007. At December 31, 2007, there were deferred fees for 67 new locations. Royalty fees increased approximately $282,853 as a result of more operating locations in 2007 than in 2006. At December 31, 2007, there were 35 operating franchised locations compared to 16 operating franchised locations at December 31, 2006.

Operating expenses for the year ended December 31, 2007 increased $2,603,556 (113%) from $2,305,536 in 2006 to $4,909,092 in 2007

Cost of restaurant and bakery operations decreased $283,386 (65%) from $433,880 in 2006 to $150,494 in 2007 as a result of the difference in the number of months of operations. As a percentage of sales, cost of restaurant operations were significantly higher in 2007 than in 2006. The difference is due primarily to store opening expenses in 2007, which included rent during the construction period, employee training and promotional give-aways during the grand opening.

The following table sets forth details of the costs that make up franchise and general expenses and the differences for the year ended December 31, 2007 as compared to December 31, 2006.

	2007	2006	Difference
Personnel cost	$1,935,067	$800,722	$1,134,345
Investor relations	731,343	-	731,343
Travel and entertainment	440,982	211,039	229,943
Stock options	403,368	7,595	395,773
Professional fees	348,931	444,512	(95,581)
Marketing, advertising, promotion	151,685	107,532	44,153
Rent	138,865	60,349	78,516
MIS	113,015	32,812	80,203
Communication	112,200	38,919	73,281
Office supplies and expenses	109,972	44,194	65,778
Other general and administrative expenses	250,426	105,407	145,019
Total general and administrative expenses	$4,735,854	$1,853,081	$2,882,773

Franchise and general expenses increased $2,882,773 (156%) from $1,853,081 for the year ended December 31, 2006 to $4,735,854 for the year ended December 31, 2007. The increase related to the increased number of franchises and our increased activity in seeking new franchisees. In order to service our increased number of operating locations and to continue to increase the number of franchises, we hired more employees. The number of employees, not including restaurant employees, increased from 18 at December 31, 2006 to 22 at December 31, 2007. The number of employees as well as increased wages and benefits resulted in an increase in personnel cost of $1,134,345 (142%) from $800,722 in 2006 to $1,935,067 in 2007. We became a public company in 2007. Our stock began trading on the OTCBB in August 2007. We engaged a number of investor relations firms to assist in attracting new shareholders in the Company. We expensed $731,343 for these investor relations expenses in 2007. Of that amount $76,300 was paid in cash and $655,043 was paid in our common stock. We will continue to incur investor relations expenses in the future. Travel and entertainment increased as a result in the increased activity in our business. Stock option expense represents the fair value of options granted to employees. The stock option plan was established in October 2006 and accordingly more grants were made in 2007 than in 2006. Although professional fees decreased by $95,581 in 2007 as compared to 2006 we expect higher legal and accounting fees as a result of being a public company. Our franchisees pay an advertising fee equal to 2% of the gross revenue of the franchised restaurants they operate. Our accounting policy is to offset the amounts collected from the franchisees against actual advertising expenses. The amount collected for the year ended December 31, 2007 was $291,881 as compared to $200,455 for the year ended December 31, 2006. Actual expenses for the year ended December 31, 2007 were $443,566 as compared to $242,906 for the year ended December 31, 2006. This increase was primarily due to an increase in advertising resulting from a greater number of markets. The net amount charged to expense was $151,685 for the year ended December 31, 2007 and $42,451 for the year ended December 31, 2006. Other general and administrative expenses increased across the board as our business grew and were anticipated.

The net loss for the year ended December 31, 2007 was $3,601,884 compared to a loss of $1,382,985 for the same period in 2006 for an increased loss of $2,218,899 (160%). The loss from operations was $3,635,099 in the year ended December 31, 2007 compared to $1,413,527 for the year ended December 31, 2006. The increase in the loss from operations of $2,221,572 (157%) was primarily due to increased payroll expenses, investor relations, stock options and increases in other operating expenses.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $4,398,216, as compared to working capital of $433,756 at December 31, 2006. The increase in working capital is primarily due to increased operating activities and losses as offset by increased fund raising activities. During 2007, we completed two separate financings. The first was the public sale of 4,352,780 shares of our common stock for gross proceeds of $1,741,112 offset by offering expenses of $118,434 for net proceeds of $1,622,678. The second was a private equity financing of $5,992,500. The net proceeds from the offering were $5,623,996. The Company issued 705 shares of its Series A Preferred Stock, par value $0.001 per share and stated value of $8,500 per share. Each share of the Series A Preferred Stock is immediately convertible into 1,000 shares of the Company’s $.001 par value common stock.

During the year ended December 31, 2007, we used cash in operating activities of $2,425,198 as compared to cash used in operations of $590,640 for the same period in 2006. We also used cash for the acquisition of assets in the amount of $584,389 in 2007 as compared to $119,811 in 2006. We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at December 31, 2007 was $770,000, an increase of $85,000 compared to December 31, 2006. Although not recorded as revenue, these payments provide working capital.

At December 31, 2007, we had contractual obligations for operating leases of approximately $1,412,470, of which $239,594 was due in less than one year.

As of December 31, 2007, our aggregate minimum requirements under non-cancelable leases are as follows:

2008	$239,594
2009	221,573
2010	159,549
2011	160,990
2012	166,990
Later years	463,775
$1,412,470

Summary – December 31, 2007

As a result of our recent fund raising activity we have significant cash, approximately $5,400,000, with which to implement our business strategy.

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on our future performance and our ability to successfully implement our stated business and growth strategies. Our results of operations will also be affected by prevailing economic conditions. Many of these factors are beyond our control. If our working capital is insufficient to fund the implementation of our business plan (due to a change in our plans or a material inaccuracy in our assumptions, or as a result of unanticipated expenses, or other unanticipated problems), we will be required to seek additional financing sooner than currently anticipated in order to proceed with such implementation. In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.

In the past we have issued common stock to our consultants and professional services providers in lieu of cash payments for these services. We may continue this practice to conserve our cash to pay for operations, product development and inventory.

Off-Balance Sheet Arrangements

At December 31, 2007, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Spicy Pickle Franchising, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Spicy Pickle Franchising, Inc as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended 2007 and 2006. Spicy Pickle Franchising Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spicy Pickle Franchising Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 17, 2008

Spicy Pickle Franchising, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets

Current assets:
Cash and cash equivalents	$5,405,069	$1,198,982
Current portion of notes receivable	40,000	-
Accounts receivable, trade, net	60,489	63,597
Inventory	11,383	31,969
Prepaid expenses and other current assets	184,498	29,171
Total current assets	5,701,439	1,323,719

Property and equipment, net of accumulated depreciation	685,751	127,982

Other assets:
Notes receivable, less current portion	40,000	-
Deposits and other assets	12,869	30,107
Total other assets	52,869	30,107

Total assets	$6,440,059	$1,481,808

Liabilities and stockholders' equity
Current liabilities:
Current portion of notes payable to related parties	$-	$30,000
Accounts payable	441,096	55,440
Accrued expenses and compensation	89,827	63,298
Accounts payable related parties	-	53,925
Deferred franchise revenue	770,000	685,000
Other	2,300	2,300
Total current liabilities	1,303,223	889,963

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, 705 shares of Series A Variable Rate Convertible Preferred Stock, stated value $8,500 per share, issued and outstanding in 2007 and none issued or outstanding in 2006	4,801,124	-
Common stock, $.001 par value, 200,000,000 shares authorized, 47,634,053 and 40,996,455 shares issued and outstanding in 2007 and 2006, respectively	47,634	40,996
Additional paid in capital	5,546,692	1,161,516
Fair value of common stock warrants	873,825	-
Accumulated (deficit)	(5,562,772)	(610,667)
Deferred compensation	(569,667)	-
Total stockholders' equity	5,136,836	591,845

Total liabilities and stockholders’ equity	$6,440,059	$1,481,808

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	Year Ended
	2007	2006
Revenue:
Restaurant and bakery sales	$30,730	$409,018
Franchise fees and royalties	1,243,263	482,991
Total revenues	1,273,993	892,009

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	30,383	160,728
Labor	33,137	154,619
Occupancy	44,423	67,951
Other operating costs	42,551	50,582
Total restaurant and bakery operating costs	150,494	433,880

Franchise and general:
General and administrative	4,735,854	1,853,081
Depreciation	22,744	18,575
Total franchise and general	4,758,598	1,871,656
Total operating costs and expenses	4,909,092	2,305,536

(Loss) from operations	(3,635,099)	(1,413,527)

Other income (expense):
Interest income	51,252	29,556
Other income (expense)	(18,037)	986
Total other income (expense):	33,215	30,542

Net (loss)	$(3,601,884)	$(1,382,985)

Per share information - basic and fully diluted:

Weighted average shares outstanding	44,315,486	36,514,512

Net (loss) per share	$(0.08)	$(0.04)

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2007 and 2006

	Members' Equity							Additional	Common
	Contributed Capital		Accumulated	Preferred Stock		Common Stock		Paid in	Stock	Deferred	Accumulated
	Units	Amount	Deficit	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	(Deficit)	Total

Balances at January 1, 2006	154,974	$781,209	$(988,525)	-	$-	-	$-	$-	$-	$-	$-	$(207,316)
Membership units issued for cash	38,920	1,889,551		-	-							1,889,551
Membership units issued for services	5,546	285,000		-	-	-	-	-	-	-	-	285,000
Net loss for the period
January 1, 2006 to September 8, 2006			(772,318)	-	-	-	-	-	-	-	-	(772,318)
Conversion of membership units
to common shares	(199,440)	(2,955,760)	1,760,843	-	-	40,996,455	40,996	1,153,921	-	-	-	-
Fair value of options granted				-	-	-	-	7,595	-	-	-	7,595
Net (loss) for the period September 9, 2006 to December 31, 2006	-	-	-	-	-	-	-	-	-	-	(610,667)	(610,667)
Balances at December 31, 2006	-	$-	$-	-	-	40,996,455	40,996	1,161,516	-	-	(610,667)	591,845
Common shares issued for cash						4,352,780	4,353	1,574,398	-	-	-	1,578,751
Common shares issued for services						2,284,818	2,285	1,109,142	-	(871,292)	-	240,135
Preferred shares issued for cash				705	5,622,996	-	-	-	-	-	-	5,622,996
Allocation of fair value common stock warrants				-	(821,872)	-	-	-	821,872	-	-	-
Fair value of placement consultant warrants				-	-	-	-	(51,953)	51,953	-	-	-
Beneficial conversion dividend on preferred shares				-	-	-	-	1,350,221	-	-	(1,350,221)	-
Fair value of stock options granted				-	-	-	-	403,368	-	-	-	403,368
Amortization of deferred compensation				-	-	-	-	-	-	301,625	-	301,625
Net (loss) for the year				-	-	-	-	-	-	-	(3,601,884)	(3,601,884)
Balances at December 31, 2007				705	$4,801,124	47,634,053	$47,634	$5,546,692	$873,825	$(569,667)	$(5,562,772)	$5,136,836

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net (loss)	$(3,601,884)	$(1,382,985)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	26,620	24,622
Fair value of membership units issued for services	-	285,000
Stock based compensation expense	901,201	7,595
Changes in operating assets and liabilities:
Restricted cash	-	6,245
Accounts receivable, trade	3,108	(32,604)
Accounts receivable, related party	-	1,750
Notes receivable	(80,000)	-
Prepaid expenses and other	(155,327)	(23,377)
Inventories	20,586	(643)
Deposits	17,238	(21,402)
Accounts payable, trade	385,656	10,057
Accounts payable, related parties	-	53,925
Accrued expenses and compensation	26,529	49,821
Deferred franchise revenue	85,000	435,000
Other liabilities	(53,925)	(3,644)
Net cash (used in) operating activities	(2,425,198)	(590,640)

Cash flows from investing activities:
Purchase of property and equipment	(584,389)	(121,911)
Proceeds from sale of equipment	-	2,100
Net cash (used in) investing activities	(584,389)	(119,811)

Cash flows from financing activities:
Repayment of note payable to related party	(30,000)	(10,000)
Proceeds from issuance of membership units	-	1,889,551
Proceeds from sale of common stock	1,622,678	-
Proceeds from sale of preferred stock and warrants	5,622,996	-
Net cash provided by financing activities	7,215,674	1,879,551

Net increase in cash and cash equivalents	4,206,087	1,169,100
Cash and cash equivalents, beginning of period	1,198,982	29,882
Cash and cash equivalents, end of period	$5,405,069	$1,198,982

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

Spicy Pickle Franchising, Inc. ("Spicy Pickle" or the "Company”) was organized in the State of Colorado on January 14, 2003 as a limited liability company and on September 8, 2006 converted to a corporation. The Company is engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine-style, deli and panini sandwiches, salads, soups and soft drinks. Through December 31, 2007, the Company has signed agreements with franchisees to open 100 restaurants. Thirty five of the franchisee-owned restaurants and one Company-owned restaurant were open as of December 31, 2007. The restaurants are located in 12 states. The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Effective October 30, 2006, the Company created wholly owned subsidiaries, SP Broadway, LLC, and SP Chicago, LLC for the purpose of operating a Spicy Pickle company restaurant in Denver, CO and operating a franchisee’s restaurant in Chicago, IL. Additionally, in October 2007, the Company created a wholly owned subsidiary, Crumb Rustic Bakery, LLC, for the purpose of operating a bakery that will supply breads and other bakery products for Company and franchisee-owned locations in Colorado. The Company began the operations of the Denver restaurant and the bakery during December 2007. However, bakery sales did not commence until January 2008.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, SP Broadway, LLC., SP Chicago, LLC., and Crumb Rustic Bakery, LLC. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

Accounts Receivable
Accounts receivable consists primarily of amounts billed to franchisees for logo items and expenses advanced on behalf of the franchisees and expected rebates from vendors. The Company makes its best estimate of the amounts of probable credit losses in the Company’s existing accounts receivable and provides for such loss as an allowance for doubtful accounts. At December 31, 2006, the Company determined that no allowance for doubtful accounts was necessary. At December 31, 2007, the Company estimated an allowance for doubtful accounts of $70,595. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories
Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Inventories include food, beverage and supply items at Company-owned or operated locations.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
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

Long-Lived Assets
In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2007 and 2006.

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

Concentration of Credit Risks
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade accounts receivable. The Company’s receivables are primarily from its franchisees. To the extent our franchisees face similar economic conditions, the Company is exposed to a concentration of credit risk.

The Company’s cash is primarily in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. However, the Company believes the risk of loss to be minimal.

Fair Value of Financial Instruments
The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximate their fair value.

Revenue Recognition
Initial Franchise Fees - The Company enters into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by the Company have been substantially completed, which is generally when the business commences operations. Initial franchise fees were established at $35,000 and $30,000 for the years ended December 31, 2007 and 2006, respectively. Franchise fees recognized were $497,500 and $170,000 for the years ended December 31, 2007 and 2006 respectively.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to the Company based on 5% of weekly gross sales as reported to the Company through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $577,334 and $294,481 for the years ended December 31, 2007 and 2006, respectively.

Product Sales - The Company sells logo products to its franchisees. Sales are recognized when products are shipped to the franchisee. Product sales were $17,411 and $18,510 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 the Company is using a third party to provide logo products to its franchisees.

Rebates - Rebates received from purveyors that supply products to the Company's franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to the company-owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $151,020, and $79,638 for the years ended December 31, 2007 and 2006, respectively.

Restaurant and Bakery Sales - The Company records revenue from restaurant and bakery sales upon delivery of the related food and other products to customers, which, in the case of the bakery, are our franchisees. There were no bakery sales in 2007.

Advertising Costs
Franchisees contribute to an advertising fund established by the Company a fee of up to 2% of the total amount of the franchisees’ gross sales. The Company, at its discretion, may spend more or less than actual advertising receipts from the franchises. Advertising fees collected were $291,881 and $200,455 for the years ended December 31, 2007 and 2006, respectively. These fees are offset against advertising expenses, which are recognized when incurred. The Company incurred advertising expense of $443,566 and $242,906 in 2007 and 2006, respectively, including those from the advertising fund and the Company’s own advertising expenses. The net amounts reflected in the financial statements are $151,685 and $42,451 in 2007 and 2006, respectively.

Income Taxes
Through September 8, 2006, the Company was a limited liability company; accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements for the periods then ended as taxable income or losses are reportable on the tax returns of the members of the Company.

Subsequent to September 8, 2006, the provision for income taxes is determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

FIN 48 became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from 2006 through the current period. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate.

Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, "Accounting for Leases.'' In addition, certain of the Company's lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. Beginning January 1, 2006, the Company adopted FASB Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period'' ("FSP 13-1''). FSP 13-1 states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period.

The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

Equity-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company has adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $403,368 and $7,995, which consisted of stock-based compensation expense related to employee stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), the Company had no stock-based compensation awarded to employees and directors.

Upon adoption of SFAS 123(R), the Company used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The weighted average fair value of options granted during 2007 of $.222 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 41.66%, expected term of 2.5 years, risk-free interest rate of 5.9%, and no expected dividend yield.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

The weighted average fair value of options granted during 2006 of $.076 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 40.48%, expected term of 2.5 years, risk-free interest rate of 5.5%, and expected dividend yield of 0%.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. Management does not expect adoption of SFAS 157 to have a material impact on the Company's financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" (“SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

3. Property and Equipment

Major classes of property and equipment consist of the following:

	2007	2006
Computer software and equipment	$86,643	$66,995
Furniture and fixtures	47,753	22,379
Office equipment	26,344	23,022
Leasehold improvements	392,994	-
Kitchen equipment	147,548	3,796
Vehicles	17,340	-
Construction in progress	35,303	53,345
	753,926	169,537
Less: accumulated depreciation	(68,175)	(41,555)
	$685,751	$127,982

The Company recorded depreciation expense related to these assets of $26,620 and $24,622 in 2007 and 2006, respectively.

4. Commitments and Contingencies

The Company leases office space, as well as restaurant locations, under non-cancelable operating leases, which expire through 2016.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2007 are as follows:

2008	$239,594
2009	221,573
2010	159,549
2011	160,990
2012	166,990
Later years	463,775
$1,412,470

Rent expense for the years ended December 31, 2007 and 2006 was $146,039 and $106,826, respectively.

5. Shareholders’ and Members’ Equity

Pursuant to a private placement, the Company raised $2,000,000 less offering expenses of $110,449 for a net amount of $1,889,551 through the issuance of 38,920 member units during the year ended December 31, 2006. In addition, the Company issued 5,546 member units to non-employees for services rendered. The Company recorded expenses in the amount of $225,000 for consulting services and $60,000 of offering costs attributed to and included in the offering expenses mentioned above.

Effective September 8, 2006, the Company converted from a Colorado limited liability company to a Colorado corporation. At that date, there were 199,400 membership units issued and outstanding. The membership units converted to 40,996,455 shares of common stock. The total amount of members’ equity, including contributed capital and retained deficit, at that date was $1,194,917. As a result of the conversion, the Company recorded $40,996 in common stock and $1,153,921 in additional paid in capital.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

The Company is authorized to issue two hundred million (200,000,000) shares of common stock, par value $0.001. At December 31, 2007, the Company has reserved 7,500,000 shares of common stock for issuance upon exercise of awards granted under the Company’s 2006 Stock Option Plan (Note 9).

The Company also is authorized to issue twenty million (20,000,000) shares of preferred stock, $0.001 par value. The Board of Directors of the Company is authorized to provide for the issuance of shares of preferred stock in one or more classes or series and to fix the designation, powers, preferences and rights of shares to be included in each such class or series. Each such class or series of preferred stock shall have such voting power as shall be authorized by the Board of Directors.

The Company filed a registration statement with the United States Securities and Exchange Commission (“SEC”) that became effective during January 2007. The registration statement covered 8,240,000 common shares of the Company held by shareholders. The Company has not received and will not receive any proceeds from the sales of these shares by the selling shareholders. In addition, the Company registered 10,000,000 common shares to be sold by the Company, and the Company received the proceeds from such sales. As of December 31, 2007, the Company had sold 4,352,780 of such shares at a price of $.40 per share for gross proceeds of $1,741,112, less offering expenses of $118,434, for net proceeds of $1,622,678. The offering was terminated November 15, 2007.

The Company completed a private equity financing of $5,992,500 on December 14, 2007, with 14 accredited investors. Net proceeds from the offering were approximately $5,623,000. The Company issued 705 shares of its Series A Variable Rate Convertible Preferred Stock, par value $0.001 per share and stated value of $8,500 per share (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock is immediately convertible into 1,000 shares of the Company’s $.001 par value common stock. This conversion rate implies a discount to the fair value of the common stock of $.26 per share ($1,833,000), which amount will be recorded by the Company $1,350,221 as a current dividend on the Series A Preferred Stock with an additional dividend of $482,779 recorded ratably over a forty-five-day period immediately subsequent to December 31, 2007. Additionally, the Company shall pay each holder of Series A Preferred Stock cumulative dividends at a rate per share of 5% per annum until the second anniversary of the original issue date, 7.5% per annum from the second anniversary of the original issue date until the third anniversary of the original issue date, and 14% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on July 1, 2008, and upon conversion or redemption of the Series A Preferred Stock. Such dividends are payable in cash or, at the Company’s option, in shares of common stock or a combination thereof.

The terms of the Series A Preferred Stock include certain “Non-Cash Redemption Triggering Events” that may be considered to be outside of the control of the Company that would, if occurring and elected by the investor, require the Company to (a) redeem all of the Series A Preferred Stock then held by the investors for a redemption price, in shares of common stock, equal to a number of shares of common stock equal to the stated redemption amount divided by 75% of the average of the 10 daily volume weighted average price calculations (“VWAPs”) immediately prior to the date of redemption election or (b) increase the dividend rate on all of the outstanding Series A Preferred Stock held by the investor to 18% per annum thereafter.

Additionally, the investors received warrants to purchase an aggregate of 5,287,500 shares of the Company’s $.001 par value common stock at an exercise price of $1.60 per share. Should the warrants be exercised in full, the Company would receive additional proceeds from the offering of $8,460,000.

The warrants that each investor received as a result of the Series A Preferred Stock financing are exercisable immediately at an exercise price of $1.60 per share. The Company was obligated to register the common shares underlying the warrants within 180 days of the closing date in order to avoid cash penalties which could amount to an aggregate of $719,100. The Company completed the registration of the shares during February 2008.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

The Company has determined the fair value of the warrants as of the issuance date. The Company used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to ½ of the contractual term of the warrants, no dividends, a risk free rate of 5.5%, and volatility of 39%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate fair value of approximately $952,500. A portion of this amount ($821,872) has been allocated to Common Stock Warrants in the accompanying balance sheet based upon the percentage relationship of the warrant fair value to the total fair value of the offering multiplied by the gross proceeds of the offering.

In connection with this financing, the Company paid cash compensation to a placement consultant in the amount of $369,500 and issued it 288,400 placement consultant warrants (fair value $51,953), exercisable at $1.60 per share for a period of five years from the date of issue. Also, the placement consultant may be entitled to 216,300 additional warrants based on subsequent exercise of warrants by certain investors. The fees were recorded as a cost of capital.

The net proceeds from the financing are to be used for capital expenditures necessary to expand our Company-owned and franchising operations.

In addition, during 2007, the Company issued 2,284,818 shares of common stock to non-employees for services rendered. The Company recorded the shares at their fair value at the issue dates with fair value determined to be equivalent to the then-current market price. The fair value of the shares amounted to an aggregate of $1,067,500 of which $196,208 has been recorded as current expenses for consulting services with the remaining balance of $871,292 recorded as deferred compensation costs that will be amortized to expense during the 2008 fiscal year.

6. Earnings Per Share Data

Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128 "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. At December 31, 2007 and 2006, any equivalents would be anti-dilutive as the Company had losses for the years then ended.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Income tax provision (benefit) for the year ended December 31, 2007 and 2006 is summarized below:

	2007	2006
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(1,053,000)	(198,000)
State	(163,000)	(28,300)
Total deferred	(1,216,000)	(226,300)
Increase in valuation allowance	1,216,000	226,300
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2007	2006
Income tax provision at the federal statutory rate	34.0%	34.0%
Amount of 2006 income attributed to members prior to conversion from a limited liability company to a corporation ($772,318)	0.0%	(19.0)%
State income taxes, net of federal benefit	(3.3)%	(4.6)%
Effect of net operating loss ($610,667 attributed to the corporation in 2006)	(30.7)%	(10.4)%
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2007 and 2006 were as follows:

Deferred tax assets:	2007	2006
Net operating loss carryovers	$1,313,000	$226,300
Taxable deferred franchise fees	130,000	-
Valuation allowance	(1,443,000)	(226,300)
	$-	$-

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,443,000 allowance at December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,216,000.

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $3,482,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire in 2027.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

8. Related Party Transactions

Two of the Company’s members are also the founders and sole members of Spicy Pickle, LLC, a Colorado limited liability company formed on January 14, 1999. Spicy Pickle, LLC created the Spicy Pickle restaurant concept, and its primary business was the operation of the three original Spicy Pickle restaurants.

Prior to 2006, two of these three original restaurants were sold to unrelated parties, who then entered into franchise agreements with the Company. No initial franchise fees were charged to the new owners.

On January 1, 2005, the Company acquired the remaining Spicy Pickle restaurant from Spicy Pickle, LLC for $40,000. The purchase consideration consisted of a $40,000 promissory note that bore interest at 7%, was secured by substantially all of the restaurant assets, and was due in installments of $10,000 in January 2006 and $30,000 in January 2007. Due to the commonality of ownership of the Company and Spicy Pickle, LLC, the acquisition of the restaurant was recorded at the historical basis of the assets acquired of $12,667, with the excess purchase price of $27,333 reflected as a reduction of members’ equity.

The Company rents a suite at a local events center from a partnership in which an officer and member of the Company is a partner. The partnership passed through the rent at the same rate it paid to the event center owner. The booth is used primarily for marketing entertainment. The amounts charged to expense were $75,197 and $73,860 for the years ended December 31, 2007 and 2006, respectively.

The accounts payable due to related parties at December 31, 2006 relates to accrued expenses and compensation.

9. Stock-Based Compensation

In October 2006, the Company’s Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by the Company’s shareholders the same month. The 2006 Plan provides for the grant of up to 7,500,000 shares of the Company’s common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. The Company’s Board of Directors has delegated authority to grant awards under the 2006 Plan to the Company’s Compensation Committee.

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Outstanding January 1, 2006	-
Granted	100,000
Exercised	-
Cancelled	-
Outstanding December 31, 2006	100,000	$0.25	4.80	$7,595
Granted	3,960,000	$0.78	4.68	$879,049
Exercised	-
Cancelled	-
Outstanding December 31, 2007	4,060,000	$0.76	4.66	$886,644
Exercisable December 31, 2007	1,940,000	$0.56	4.60	$304,521

Of the options outstanding at December 31, 2007, 1,940,000 were vested and exercisable with a weighted average exercise price of $.56 per share.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.25 - $1.26	4,060,000	4.66	$.76	1,940,000	$.56

10. Business Segment information

The Company operates two business segments. The Company Restaurant Operations segment is comprised of the operating activities of the restaurant owned by the Company. The company-owned restaurant conducts business under the Spicy Pickle name. This restaurant specializes in fast casual food featuring fresh, made-to-order, premium submarine-style, deli and panini sandwiches, salads, soups and soft drinks.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle name.

The following table sets forth certain restaurant data relating to company-owned and franchise-operated restaurants:

	2007	2006
Number of restaurants:
Company-owned:
Beginning of period	-	1
Restaurants closed	-	1
Restaurants opened	1	-
End of period	1	-
Franchise-operated:
Beginning of period	16	10
Restaurants opened	19	6
End of period	35	16
System-wide:
Beginning of period	16	11
Restaurants opened	20	6
Restaurants closed	-	(1)
End of period	36	16

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2007 and 2006. Management has determined that the Company’s reportable segments are strategic business units that offer different products and services.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Segment information related to the Company's two business segments follows:

Revenues:	2007	2006
Company restaurant and bakery operations	$30,730	$409,018
Franchise operations	1,243,263	482,991
Total Revenues	$1,273,993	$892,009
Segment profit (loss):
Company restaurant and bakery operations	$(119,764)	$(33,174)
Franchise operations	(3,515,335)	(1,380,353)
Total segment profit (loss)	$(3,635,099)	$(1,413,527)
Segment assets:
Company restaurant and bakery operations	$625,874	$-
Franchise operations	5,814,185	1,481,808
Total segment assets	$6,440,059	$1,481,808
Segment liabilities
Company restaurant and bakery operations	$102,615	$-
Franchise operations	1,200,608	889,963
Total segment liabilities	$1,303,223	$889,963
Depreciation and amortization (included in segment profit (loss):
Company restaurant and bakery operations	$3,876	$6,047
Franchise operations	22,744	18,575
Total depreciation and amortization	$26,620	$24,622
Capital expenditures:
Company restaurant and bakery operations	$561,761	$44,639
Corporate administration	22,628	77,272
Total capital expenditures	$584,389	$121,911

11. Subsequent Events

Subsequent to December 31, 2007, the Company purchased 100% of four restaurants from franchisees and a 60% interest in a fifth. The total investment was $1,121,257, of which $621,256 was paid in cash and $500,000 was paid in notes. The notes bear interest at a rate of 10% and are payable over 4 years. There was no prior obligation to purchase these restaurants from the franchisees.

Subsequent to December 31, 2007, the Company had two restaurants under construction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluation as of December 31, 2007, our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
Marc N. Geman	62	Chairman and Chief Executive Officer
Anthony S. Walker	36	Director and Chief Operating Officer
Kevin Morrison	42	Chief Culinary Officer
Arnold Tinter	62	Chief Financial Officer
Raymond BonAnno	67	Director
Presley Reed	61	Director
L. Kelly Jones	54	Director

Background of Officers and Directors

Marc N. Geman - Mr. Geman is our Chief Executive Officer and Chairman of the Board of Directors of our Company. Mr. Geman has held these positions since our formation in January 2003. From 1994 to 1998, he was president of Pretzelmaker Holdings, Inc., a national franchisor of soft pretzels. From May 2001 to May 2003, Mr. Geman was the Chief Executive Officer and a director of Bayview Technology Group, LLC (“Bayview”), a company that manufactured and developed energy-efficient products. From May 2003 until October 2003, Mr. Geman was the Chairman of Bayview. From July 2003 until December 2004, he was a consultant to the purchaser of Bayview. Mr. Geman was a founder and Chief Executive Officer of Portfolio Management Consultants, Inc., an investment advisory firm managing assets for high net worth individuals from 1990 to 1995. Mr. Geman has been a licensed attorney since 1973.

Anthony S. Walker - Mr. Walker is our Chief Operating Officer and has been a director since our inception in January 2003. Together with Mr. Morrison, he is a co-founder of the concept that in August 1999 started operating Spicy Pickle Restaurants in Denver, Colorado. From 1996 until 1999, Mr. Walker was a chef at the Barolo Grill, a fine dining restaurant in Denver, Colorado. Mr. Walker has been recognized in magazines such as The New York Times, Cucina Italiana and Nations Restaurant News.

Kevin Morrison - Mr. Morrison is our Chief Culinary Officer; he has held a senior management position since our inception in January 2003. In 1999, Mr. Morrison co-founded the Spicy Pickle concept with Mr. Walker and opened the first Spicy Pickle restaurant in 1999, in Denver, Colorado. From 1995 through 2000, Mr. Morrison also owned and operated a wholesale food distribution business, Red Tomato Specialty Produce. Mr. Morrison also has served as chef di cuisine of Vinci Restaurant in Chicago and sous chef at the Barolo Grill in Denver.

Arnold Tinter - Mr. Tinter has been our Chief Financial Officer since September 1, 2006. From 1990 to the present, he has been the president of Corporate Finance Group, a company involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. From May 2001 to May 2003, he served as Chief Financial Officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Mr. Tinter is a Certified Public Accountant.

Raymond BonAnno - Mr. BonAnno has served as a member of our Board of Directors since April 2006. He has spent more than 30 years in the automotive carrier truck industry. Mr. BonAnno was Director of Operations, Baker Driveaway Co., Inc. (1973-1975) and at E & L Transport, Inc. (1975-1977). In 1977, he was recruited by Ryder Systems, Inc. to be General Manager - Cadillac Division (1977-1982). With Ryder, he held assignments of increasing responsibility for 23 years until his departure in 1990. Mr. BonAnno has a BBA degree in finance from the University of Notre Dame (1963) and an MBA, Advanced Management Program from Michigan State University (1983). In 1990, Mr. BonAnno purchased an interest in Fleet Car Carriers and now he and his family own that company. Mr. BonAnno currently serves on the University of Notre Dame Advisory Council for the College of Arts and Letters, the Board of Advisors for the University of Detroit Jesuit High School and Academy and the Advisory Board for the Alliance Real Estate Investment Fund. Mr. BonAnno also serves as a member of the Board of Directors of the Colorado Capital Bank, Cherry Creek Branch, and the Agents Title Insurance Company.

Presley Reed - Dr. Presley Reed has served as a member of our Board of Directors since April 2006 and is founder and Chairman of Reed Group with offices in Colorado and New York; Dr. Reed has held such position for many years. Dr. Reed is the Editor-in-Chief of The Medical Disability Advisor: Workplace Guidelines for Disability Duration. Dr. Reed is an expert in disability management, workplace absence and productivity, workers' compensation, and occupational health. He is Board Certified by the American Board of Psychiatry and Neurology. He is a Fellow of the American College of Occupational and Environmental Medicine and is a former chair of its Committee on Occupational Mental Health. He is a Fellow of the American Academy of Disability Evaluating Physicians. He served as Founding Chairman of the American Board of Independent Medical Examiners and is a Certified Independent Medical Examiner. Dr. Reed received his BS in Medical Arts from the University of Kentucky and his medical degree from the University of Tennessee. He completed his residency in psychiatry at Tulane in New Orleans, and at Denver General Hospital.

L. Kelly Jones - Mr. Jones has served as a member of our Board of Directors since July 2006. He founded and remains with the law firm of Jones & Cannon since 1980. Mr. Jones is certified in the area of commercial real estate law by the Texas Board of Legal Specialization and is the author of an article, “Texas Mechanics’ and Materialmen’s Lien Laws: A Guide Through the Maze,” which appeared in the Texas Bar Journal in March 1985. Mr. Jones’ areas of practice include corporate, construction, real estate, municipal law and commercial litigation. Mr. Jones served as Chief Executive Officer of VirTra Systems, Inc. (OTCBB: VTSI) from March 1997 until April 2006. Mr. Jones served from 1985 through 1989 on the Arlington City Council (Chairman, Budget and Audit Committee) and on the Stephen F. Austin State University Board of Regents from 1987 through 1993, where he was Chairman from 1991 through 1993. He holds a Juris Doctorate degree from the University of Texas and a Bachelor of Arts degree in political science from Stephen F. Austin State University.

There are no family relationships among the directors and executive officers. Except as set forth below, none of the directors or executive officers has, during the past five years:

(a)
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of, such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	been convicted in a criminal proceeding or subject to a pending criminal proceeding;
(c)
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC and any exchange on which the common stock is listed for trading and to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of such reports and written representations of certain of such persons furnished to us during or with respect to the last fiscal year, we are unaware of any such person who failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

Code of Business Ethics

We have a Code of Business Ethics that governs all of our employees, including our CEO, CFO, principal accounting officer or persons performing similar functions. We will provide a copy of our code free of charge to any person upon written request to us at the following address: 90 Madison Street, Suite 700, Denver, CO 80206 Attn: Corporate Secretary.

Audit Committee Financial Expert

Our Board of Directors has determined that there is no Audit Committee financial expert serving on our Audit Committee. As we are not a listed issuer as that term is defined in Rule 10A-3 under the Exchange Act, we are not required to have a financial expert serving on our Audit Committee.

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the compensation earned for the services rendered in all capacities by our Chief Executive Officer (principal executive officer) and the Company’s two most highly compensated executive officers who earned more than $100,000. The individuals in the table are referred to herein as the "named executive officers."

Name and principle position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Geman	2007	150,000	73,000	-	95,561	-	-	-	318,561
Chief Executive Officer	2006	79,500	90,000	-	-	-	-	-	169,500
Arnold Tinter	2007	135,000	25,000		101,837	-	-	-	261,837
Chief Financial Officer	2006	15,000	-	25,000	-	-	-	-	40,000
Anthony Walker	2007	100,000	10,000	-	48,843	-	-	-	158,843
Chief Operating Officer	2006	63,433	-	-	-	-	-	-	63,433

(1)
In August 2006, Mr. Geman received an increase in his salary to $150,000 per annum. Under Mr. Geman’s employment agreement, an increase to $360,000 per annum has been implemented. Bonuses awarded in 2006 and 2007 were granted by the Compensation Committee of the Board of Directors. Mr. Geman receives no compensation for his services as a director.

(2)
From September 2006 to July 2007, Mr. Tinter was compensated as an independent contractor at the rate of $5,000 per month. Subsequent to July 1, 2007, Mr. Tinter became a full-time employee of our Company and under a verbal agreement received $12,500 per month as compensation. The bonus awarded in 2007 was granted by the Compensation Committee of the Board of Directors.

(3)
In September 2006, Mr. Walker’s salary increased to $109,000 per annum. Under Mr. Walker’s employment agreement, an increase to $150,000 per annum has been implemented. Mr. Walker receives no compensation for his services as a director.

The following table sets forth, at December 31, 2007, information concerning unexercised options for each named executive officer. There were no stock awards outstanding at December 31, 2007.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date
(a)	(b)	(c)	(d)	(e)		(f)
Marc Geman	500,000[1] -	- 500,000[2]	-	$ $	0.6325 1.2600	9/20/12 12/14/12
Arnold Tinter	50,000[3] 400,000[1] -	150,000[4] - 500,000[2]	- - -	$ $ $	0.2500 0.5750 1.1500	1/25/12 9/20/12 12/14/12
Anthony Walker	300,000[1]	-	-		$0.6325	9/20/12

(1)	Options vested September 29, 2007.
(2)	100% of the options vest June 14, 2008.
(3)	Options vested January 25, 2007.
(4)	75,000 options vest January 25, 2008 and 75,000 options vest January 25, 2009.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Other than as discussed below in “Executive Compensation - Employment Agreements,” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of our company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

The following table sets forth, for the year ended December 31, 2007, the compensation earned for the services rendered in all capacities by our directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
L. Kelly Jones[1]	-	-	5,928	-	-	64,000	69,928
Raymond BonAnno [2]	-	-	5,928	-	-	-	5,928
Presley Reed [3]	-	-	5,928	-	-	-	5,928

(1)
During the year ended December 31, 2007, Mr. Jones was awarded options to purchase 100,000 shares of common stock, all of which were outstanding at December 31, 2007. The exercise price of the options is $.25 per share. At December 31, 2007, 50,000 options have vested, 25,000 will vest January 25, 2008 and 25,000 will vest January 25, 2009. The options expire January 25, 2012. Other compensation represents fees paid to Jones and Cannon PC for legal services rendered in connection with real estate leases. Mr. Jones is a partner in the law firm.

(2)
During the year ended December 31, 2007, Mr. BonAnno was awarded options to purchase 100,000 shares of common stock, all of which were outstanding at December 31, 2007. The exercise price of the options is $.25 per share. At December 31, 2007, 50,000 options have vested, 25,000 will vest January 25, 2008 and 20,000 will vest January 25, 2009. The options expire January 25, 2012.

(3)
During the year ended December 31, 2007, Mr. Reed was awarded options to purchase 100,000 shares of common stock, all of which were outstanding at December 31, 2007. The exercise price of the options is $.25 per share. At December 31, 2007, 50,000 options have vested, 25,000 will vest January 25, 2008 and 25,000 will vest January 25, 2009. The options expire January 25, 2012.

Employment Agreements

We have an employment agreement with our Chief Executive Officer, Marc Geman. His base salary is currently $360,000 per annum. The term is for three years and ends on August 13, 2009. If Mr. Geman is terminated without cause or resigns with good reason (as defined in his agreement, which good reason includes a change in control), then he receives a lump sum payment of his salary for a 12-month period as severance.

We have an employment agreement with our Chief Operating Officer, Anthony Walker. His base salary is currently $150,000 per annum. The term is for two years and ends on August 13, 2008. If Mr. Walker is terminated without cause or resigns with good reason (as defined in his agreement, which good reason includes a change in control), then he receives a lump sum payment of his salary for a 12-month period as severance.

We have an employment agreement with our Chief Culinary Officer, Kevin Morrison. His base salary is currently $150,000 per annum. The term is for two years and ends on August 13, 2008. If Mr. Morrison is terminated without cause or resigns with good reason (as defined in his agreement, which good reason includes a change of control), then he receives a lump sum payment of his salary for a 12-month period as severance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 10, 2008 by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and any shares that the person has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the table does not, however, constitute an admission by the named shareholder that the shareholder is a direct or indirect beneficial owner of those shares.

Unless otherwise indicated, each person named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person. Unless otherwise indicated, the address of each of the following persons is 90 Madison Street, Suite 700, Denver, Colorado 80206. All percentages of common stock beneficially owned by the listed persons are based upon 47,884,053 shares of common stock outstanding at March 10, 2008, and shares of common stock subject to options, warrants and convertible securities within 60 days of the date hereof are deemed to be outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed to be outstanding for computing the percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Marc Geman (1)	7,088,934	14.50%
Common Stock	Anthony Walker (2)	6,485,712	13.46%
Common Stock	Kevin Morrison (3)	5,921,038	12.29%
Common Stock	L. Kelly Jones (4)	644,500	1.34%
Common Stock	Raymond BonAnno (5)	2,645,445	5.49%
Common Stock	Presley Reed (6)	4,865,986	9.72%
Common Stock	Arnold Tinter (7)	1,025,000	2.10%
Common Stock	EWM Investments (8)	4,122,300	8.61%
Common Stock	All Directors and Executive Officers as a Group (7 persons)	28,676,615	54.06%
Preferred Stock	Raymond BonAnno	12	1.70%
Preferred Stock	Presley Reed	120	17.02%

* Less than one percent
(1)	Includes 1,000,000 shares based on options exercisable within 60 days.
(2)	Includes 300,000 shares based on options exercisable within 60 days.
(3)	Includes 300,000 shares based on options exercisable within 60 days.
(4)	Includes 50,000 shares owned by Jones and Cannon, a law firm in which Mr. Jones is a partner, and 75,000 shares based on options exercisable within 60 days.
(5)
Includes 2,360,445 shares owned of record by the BonAnno Family Partnership; Raymond BonAnno has voting and dispositive power over such shares, 120,000 shares based on conversion of Series A Preferred Stock owned jointly by Mr. BonAnno and his wife, 90,000 shares based on exercise of warrants jointly owned by Mr. BonAnno and his wife, and 75,000 shares based on options exercisable within 60 days.

(6)
Includes 1,544,578 shares owned jointly by Presley and Patricia Reed, 1,146,408 shares owned by the Presley Reed 1999 Family Trust, of which Patricia Reed, Mr. Reed’s wife, is the beneficiary, 1,200,000 shares based on conversion of Series A Preferred Stock owned jointly by Mr. Reed and his wife, 900,000 shares based on exercise of warrants jointly owned by Mr. Reed and his wife, and 75,000 shares based on options exercisable within 60 days.

(7)	Includes 1,025,000 shares based on options exercisable within 60 days.
(8)	Ernest Moody has sole voting and dispositive power over the shares owned of record by EWM Investments.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to our 2006 Stock Option Plan, the only compensation plan under which our equity securities are authorized for issuance, which plan was approved by our shareholders in 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,060,000	$.76	3,440,000
Equity compensation plans not approved by security holders	None		None
Total	4,060,000	$.76	3,440,000

Change in Control

To the knowledge of management, there are no present arrangements that may result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In 2006, Arnold Tinter, our Chief Financial Officer, received 100,000 shares from us as payment for financial consulting services he provided prior to being employed by the Company as its Chief Financial Officer.

On December 14, 2007, Raymond BonAnno and Presley Reed, two of our directors, Keith and Angela Oxenreider, the son-in-law and daughter of director Raymond BonAnno, and R. James BonAnno, Jr., the son of director Raymond BonAnno, participated in the transaction pursuant to which we sold an aggregate of 705 shares of Series A Preferred Stock and warrants to purchase an aggregate of 5,287,500 shares of common stock for an aggregate purchase price of $5,992,500. Mr. BonAnno and his wife purchased 12 shares of Series A Preferred Stock and warrants to purchase 90,000 shares of common stock for $102,000. Mr. Reed and his wife purchased 120 shares of Series A Preferred Stock and warrants to purchase 900,000 shares of common stock for $1,020,000. Mr. and Mrs. Oxenreider purchased 12 shares of Series A Preferred Stock and warrants to purchase 90,000 of common stock for $102,000. Mr. BonAnno, Jr. purchased 12 shares of Series A Preferred Stock and warrants to purchase 90,000 of common stock for $102,000.

In 2007, Jones and Cannon PC, a law firm of which L. Kelly Jones (a director of the Company) is a partner, received for legal services rendered $19,000 in cash and 50,000 shares of common stock valued at $20,000. As of December 31, 2007, we owe Jones and Cannon PC approximately $25,000 for legal services rendered.

Director Independence

The following members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15): Raymond BonAnno, Presley Reed and L. Kelly Jones. Neither member of the Company’s Audit Committee, whose members are Marc Geman and L. Kelly Jones, meets the Audit Committee independence requirements of NASDAQ Rule 4350(d).

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by Gordon, Hughes and Banks, LLP, our registered public accounting firm, during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	December 31,	December 31,
	2007	2006

Audit Fees	$40,820	$25,263
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total fees	$40,820	$25,263

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The Consolidated Financial Statements of Spicy Pickle Franchising, Inc. and its subsidiaries and the Independent Registered Public Accounting Firm’s report dated March 17, 2008, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

Exhibit Number	Exhibit Description
3.1	Amended Articles of Incorporation of the Registrant (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
10.1	Employment Agreement - Marc Geman (2)*
10.2	Employment Agreement - Anthony Walker (2)*
10.3	Employment Agreement - Kevin Morrison (2)*
10.4	2006 Stock Option Plan (2)
10.5	Promissory Note to Spicy Pickle, LLC (2)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (4)
10.7	Form of Warrant (5)
10.8	Registration Rights Agreement dated as of December 14, 2007 (6)
10.9	Lock-Up Agreement of Marc Geman (7)
10.10	Form of Lock-Up Agreement executed by other officers and directors (8)
21.1	List of Subsidiaries (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (9)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (9)
32.1	Section 1350 Certification of Chief Executive Officer (9)
32.2	Section 1350 Certification of Chief Financial Officer (9)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(9)	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

Date: March 21, 2008	By:	/s/ Marc Geman
Marc Geman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Geman	Chief Executive Officer and Chairman of the	March 21, 2008
Marc Geman	Board (Principal Executive Officer)

/s/ Arnold Tinter	Chief Financial Officer (Principal Financial	March 21, 2008
Arnold Tinter	and Accounting Officer)

/s/ Anthony Walker	Director	March 21, 2008
Anthony Walker

/s/ Presley Reed	Director	March 21, 2008
Presley Reed

/s/ Raymond BonAnno	Director	March 21, 2008
Raymond BonAnno

/s/ L. Kelly Jones	Director	March 21, 2008
L. Kelly Jones

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended Articles of Incorporation of the Registrant (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
10.1	Employment Agreement - Marc Geman (2)
10.2	Employment Agreement - Anthony Walker (2)
10.3	Employment Agreement - Kevin Morrison (2)
10.4	2006 Stock Option Plan (2)
10.5	Promissory Note to Spicy Pickle, LLC (2)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (4)
10.7	Form of Warrant (5)
10.8	Registration Rights Agreement dated as of December 14, 2007 (6)
10.9	Lock-Up Agreement of Marc Geman (7)
10.10	Form of Lock-Up Agreement executed by other officers and directors (8)
21.1	List of Subsidiaries (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (9)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (9)
32.1	Section 1350 Certification of Chief Executive Officer (9)
32.2	Section 1350 Certification of Chief Financial Officer (9)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(9)	Filed herewith.