Form 10-Q
period 2008-03-31
SPICY PICKLE FRANCHISING INC
filed 2008-05-12
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

000-53000
(Commission file number)

SPICY PICKLE FRANCHISING, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	38-3750924 (IRS Employer Identification No.)

90 Madison Street, Suite 700, Denver, Colorado (Address of principal executive offices)	80206 (Zip Code)

(303) 297-1902
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2008, there were 48,011,553 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,595,125	$5,405,069
Current portion of notes receivable	40,000	40,000
Accounts receivable, trade	130,363	60,489
Inventory	33,220	11,383
Prepaid expenses and other current assets	243,764	184,498
Total current assets	4,042,472	5,701,439
Property and equipment, at cost, net	1,660,177	685,751
Other assets:
Notes receivable, less current portion	30,000	40,000
Deposits and other assets	28,539	12,869
Goodwill	307,693	-
Other intangible assets	75,000	-
	441,232	52,869
Total assets	$6,143,881	$6,440,059

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, trade	$268,778	$441,096
Accrued expenses and compensation	93,811	89,827
Deferred franchise revenue	1,069,000	770,000
Accrued dividends	86,440	2,300
Total current liabilities	1,518,029	1,303,223
Long-term debt	500,000	-
Minority interest	80,000	-
Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value, 20,000,000 authorized, 680 and 705 shares of Series A Variable Rate Convertible Preferred Stock, stated value $8,500 per share, issued and outstanding in 2008 and 2007, respectively	4,630,871	4,801,124
Common stock, $.001 par value, 200,000,000 shares authorized, 47,936,553 and 47,634,054 shares issued and outstanding in 2008 and 2007, respectively	47,937	47,634
Additional paid in capital	6,362,065	5,546,692
Fair value of common stock warrants	873,825	873,825
Accumulated (deficit)	(7,542,804)	(5,562,772)
Deferred compensation	(326,042)	(569,667)
Total shareholders' equity	4,045,852	5,136,836
Total liabilities and shareholders' equity	$6,143,881	$6,440,059

See accompanying notes to condensed consolidated financial statements.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Restaurant and bakery sales	$407,165	$-
Franchise fees and royalties	218,202	221,643
Total revenue	625,367	221,643

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	165,294	-
Labor	196,262	-
Occupancy	52,208	-
Other operating cost	136,340	-
Total restaurant operating expenses	550,104	-
Franchise and general:
General and administrative	1,601,298	763,464
Depreciation	6,409	4,832
Total franchise and general expenses	1,607,707	768,296
Total operating costs and expenses	2,157,811	768,296

(Loss) from operations	(1,532,444)	(546,653)

Other income and (expense):
Other income (expense)	(2,777)	93
Interest income	37,970	8,331
Total other income and (expense)	35,193	8,424

Net (loss)	(1,497,251)	(538,229)

Dividend on preferred stock	(86,440)	-

Net (loss) attributable to common shareholders	$(1,583,691)	$(538,229)

Basic and diluted weighted average shares outstanding	47,819,053	40,996,455
Basic and diluted (loss) per common share	$(0.03)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Net cash (used in) operating activities	$(1,013,379)	$(868,668)

Cash flows from investing activities:
Investment in purchased subsidiaries	(621,600)	-
Acquisition of property and equipment	(188,465)	(198,766)
Net cash (used in) investing activities	(810,065)	(198,766)

Cash flows from financing activities :
Proceeds from exercise of common stock options	13,500	-
Subscription of common stock	-	11,766
Repayment of note payable to related party	-	(30,000)
Net cash provided by (used in) financing activities	13,500	(18,234)

Net decrease in cash and cash equivalents	(1,809,944)	(1,085,668)
Cash and cash equivalents, beginning of the period	5,405,069	1,198,982

Cash and cash equivalents, end of the period	$3,595,125	$113,314

See accompanying notes to condensed consolidated financial statements.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation of Interim Period

The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. (the “Company”) at March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Fair Value
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.

Recent Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

2. Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128 "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. The Company had a net loss for the three-month periods ended March 31, 2008 and 2007, and accordingly, any outstanding equivalents would be anti-dilutive.

3. Business combinations

On February 5, 2008, the Company acquired from a franchisee a 60% ownership interest in an existing franchised restaurant operating in Ft. Collins, Colorado. The Company paid an aggregate of $120,000 for its interest, which included the repayment of an $119,400 note owed by previous owner to a third party. The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of $80,000 at the purchase date is as follows:

At February 5, 2008:

Current assets	$14,900
Property and equipment	120,718
Lease deposits	7,200
Other intangible assets	20,000
Goodwill	37,182
Total and net assets acquired	$200,000

Other intangible assets consist of reacquired franchise rights assumed in connection with this acquisition and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF No. 04-1").

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2008, the purchase price allocation of the acquisition of this restaurant’s operations is preliminary, dependent on finalization of the Company’s valuation assessment in accordance with SFAS No. 141, “Business Combinations.”

On February 21, 2008, the Company acquired substantially all of the assets, including lease assignments, of an existing franchise restaurant location in Chicago, Illinois from a franchisee. No liabilities were assumed in the transaction. The results of the operations have been included in the consolidated financial statements since November 2007 pursuant to an operating agreement. The aggregate purchase price of $157,300 was paid in cash and allocated in full to property and equipment and lease deposit. No goodwill was recorded as a result of the transaction.

On March 1, 2008, the Company acquired substantially all of the assets, including lease assignments, of three existing franchise restaurant locations in Colorado from a franchisee. No liabilities were assumed in the transaction. The results of these operations have been included in the consolidated financial statements since that date. The acquisition will permit the Company to expand its presence in its home location and is expected to increase sales volume at the acquired locations. Additionally, the expansion of our company-owned restaurant base will demonstrate to potential franchisees and investors our commitment to overall Company growth. We also expect to reduce costs through economies of scale.

The aggregate purchase price was $844,300, including $344,300 of cash and three-year notes aggregating $500,000 with interest at 10% per year payable monthly. Additional consideration may be required if aggregate annual sales for the locations exceed $1,425,000 at a rate of 6% of any such excess through February 28, 2011. Any additional consideration will be expensed when paid. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At March 1, 2008:

Current assets	$21,410
Property, and equipment	498,785
Lease deposits	8,290
Other intangible assets	55,000
Goodwill	260,825
Total and net assets acquired	$844,310

Other intangible assets consist of reacquired franchise rights assumed in connection with this acquisition and were recorded in accordance with the provisions of EITF No. 04-1.

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.

As of March 31, 2008, the purchase price allocation of the acquisition of this restaurant’s operations is preliminary, dependent on finalization of the Company’s valuation assessment in accordance with SFAS No. 141, “Business Combinations.”

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The results of operations for the three months ended March 31, 2008 and 2007, assuming that the acquisitions had occurred at the beginning of each period, would be as follows:

	March 31,
	2008	2007
Revenue	$839,987	$351,054
Net income	$(1,485,617)	$(520,676)
Earnings per share	$(0.03)	$(0.01)

4. Income Taxes

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

5. Shareholders’ Equity

During the three-month period ended March 31, 2008, a holder of the Company’s Series A Variable Rate Convertible Preferred Stock (“Series A Preferred”) converted 25 shares of the Series A Preferred stock into 250,000 shares of the Company’s common stock.

During the three-month period ended March 31, 2008, holders of 52,500 common stock purchase options exercised their options, pursuant to which the Company issued 52,500 shares of common stock resulting in $13,500 of proceeds to the Company.

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

The weighted average fair value of options granted during the three-month period ended March 31, 2008 of $.97 was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 39.97% to 40.98%, expected term of 2.5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	4,060,000	$.76	4.66
Granted	1,410,000	$.97	4.93
Exercised	(52,500)	$.26
Cancelled	(207,500)	$.85
Outstanding March 31, 2008	5,210,000	$.82	4.56	$1,213,708
Exercisable March 31, 2008	2,035,000	$.53	4.30	$298,526

Stock-based compensation expense recognized under SFAS No. 123 (Revised 2004), “Share-Based Payment” for the three-month periods ended March 31, 2008 and 2007 was $235,583 and $19,903, respectively, which consisted of stock-based compensation expense related to employee stock options.

7. Business Segment Information

During the period ended March 31, 2008, the Company operated three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by the Company. The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dinning featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the period ended March 31, 2008 includes the operating activities of six company-owned restaurants.

The Bakery Operations segment is comprised of the operating activities of a bakery located at one of its Denver restaurants, which supplies breads and other bakery products for Company and franchisee owned locations in Colorado.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no differences from the financial statements for the year ended December 31, 2007 in the basis of measurement of segment profit or loss. Segment information related to the Company's three business segments follows:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Company restaurants operations	$327,657	$-
Company bakery operations	79,508	-
Franchise operations	218,202	221,643
Total Revenues	$625,367	$221,643
Segment (loss):
Company restaurants operations	$(104,491)	$-
Company bakery operations	(38,448)	-
Franchise operations	(1,389,505)	(546,653)
Total segment (loss)	(1,532,444)	(546,653)
Other income (expense)	(2,777)	93
Interest income	37,970	8,331
Net loss	$(1,497,251)	$(538,229)

Total assets as of March 31, 2008 decreased by $296,178 from those disclosed in the financial statements for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements.

Overview

Our sole business is the franchise and operation of Spicy Pickle restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients. Although prices are set by franchisees at the restaurant level and vary from location to location, sandwiches typically cost between $6.45 and $7.25 with small and large soups and salads ranging from $3.45 to $7.95. An individual size pizzetti ranges from $7.45 to $7.95. Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in our locations; we cannot assure you that we will succeed. We believe our menu items appeal to diners of all ages and preferences, and we expect to accommodate all day parts, including breakfast, lunch and dinner.

We market our menu primarily through targeted local restaurant marketing efforts, mail drops, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for eight years. We are headquartered in Denver, Colorado.

The first Spicy Pickle restaurant was launched in 1999 by founders Kevin Morrison and Anthony Walker under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb. By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise and recruited Marc Geman, former president of the PretzelMaker franchise, as our Chief Executive Officer. In September 2006 the Company incorporated in the State of Colorado as Spicy Pickle Franchising, Inc.

As of May 3, 2008, we had 31 franchised restaurants and 6 company-owned restaurants opened. Co-located with one of the company-owned restaurants is a bakery.

We use one of our company-owned restaurants as our primary training facility. This facility operated at a loss for the three-month period ended March 31, 2008. The loss is primarily due to higher labor and food costs as a result of the training conducted. The number of employees per shift is higher than a normal restaurant, and the employees are less productive during the training period. Food costs are higher as a result of waste in training to prepare the food. We anticipate that this company restaurant will operate at a loss for its first year of operations.

Another of the restaurants we own, which was acquired from a franchisee, had a loss for the period. We are currently reorganizing this restaurant and expect it to be profitable by the third quarter of this year. The other restaurants we acquired are either at break-even or profitable levels.

We anticipate that all of our company-owned restaurants will increase their revenues in the foreseeable future.

Our bakery operation wholesales our custom breads to our franchisees in the Colorado market. The bakery operated at a loss primarily as a result of startup costs.

Our franchise agreements include build-out schedules for franchisee restaurants. Based on current franchise agreements and construction schedules, we believe there will be approximately 60 Spicy Pickle, franchisee-owned and operated restaurants and at least 8 company-operated restaurants open by the end of 2008.

As of May 3, 2008, we have sold 127 franchises. Of the franchises sold, 31 franchise restaurants are opened and operating, 1 company-built and owned restaurant is open, 5 franchise restaurants have been repurchased by the Company, 6 franchise restaurants are under construction, 2 company restaurants are under construction, 6 franchise sites are under lease negotiation (we have either received an actual lease that is being reviewed or a letter of intent), 1 franchise restaurant closed and 75 franchise sites are subject to area development agreements. An area development agreement is entered into when a franchisee has purchased the rights to a geographic area with a set number of restaurants in that area.

We completed a bakery, co-located with one of our new Denver company restaurants, that supplies the Spicy Pickle restaurants in the Denver, Boulder, Colorado Springs, and Ft. Collins areas with daily fresh-baked bread. This bakery replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the restaurant location.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company restaurants and the sale of bakery products at the company-owned bakery. Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of May 3, 2008, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5	1
Boulder, Colorado	2
Ft. Collins, Colorado	1	1
Aurora, Colorado	1
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	2
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Sioux Falls, South Dakota	1
Portland, Oregon	2
Poway, California	1
Sacramento, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1		1
Austin, Texas	2	1	1
San Diego, California	1		2
Indianapolis, Indiana	2
Chandler, Arizona	1
Brooklyn, New York		1
Hattiesburg, Mississippi	1
Oklahoma City, Oklahoma		1	1
Pender, Virginia
Ocala, Florida			1
Cedar Park, Texas		1
Portage, Michigan		1
Kalamazoo, Michigan		1
	37	8	6

We intend to increase our revenues by adding new company-owned restaurants, selling new franchises and expanding consumption of our food products at all restaurants. General economic and industry conditions may affect our ability to do so and our revenue performance.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of accounting policies that have been applied to the historical financial statements presented in this report can be found in the footnotes thereto. We consider certain of these accounting policies to be critical as they are important to the portrayal of our financial condition and results of operations and may require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of financial information in this report.

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements that grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. There were no initial franchise fees recorded for the three-month period ended March 31, 2008. Initial franchise fees recorded for the three-month period ended March 31, 2007 were $65,000.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us at the rate of 5% of weekly gross sales as reported to us through the franchisees’ point of sale systems. Royalties are recognized as revenue in the period corresponding to the reported period. Royalty fees were $194,472 and $111,611 for the three-month periods ended March 31, 2008 and 2007, respectively.

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

Rebates - We receive rebates from purveyors that supply products to our franchisees. Rebates related to franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to the company-owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $33,000 and $25,031 for the three-month periods ended March 31, 2008 and 2007, respectively.

Product Sales – Prior to the fourth quarter of 2007, we sold logo products to our franchisees. Sales were recognized when products were shipped to the franchisee. These types of sales are now handled by a third-party supplier who sells directly to our franchisees.

Restaurant and Bakery Sales - We record revenue from company-owned restaurant sales upon delivery of the related food and other products to customers. Our restaurant sales are either cash or credit card (which are pre-approved) sales and, therefore, no estimate for collectability is necessary. We record revenue from bakery sales when sold to the bakery customers, which are our franchisees.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $82,072 and $43,035 for the three months ended March 31, 2008 and 2007, respectively. These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $86,758 and $60,837 for the three months ended March 31, 2008 and 2007, respectively. We paid those expenses from the advertising fund and from our own funds. The net amounts reflected as advertising costs in the financial statements are $4,686 and $17,802 for the three months ended March 31, 2008 and 2007, respectively.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS No. 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

We believe that any estimates or assumptions we have made in the past have been accurate. We do not anticipate that any estimate or assumption is likely to change in the future. We also believe that, due to the nature of our business, there should not be any change to our accounting policies in the future.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the three months ended March 31, 2008 and 2007:

	2008		2007
	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Revenues:
Restaurant and bakery sales	$407,165	65.11%	$-	-%
Franchise fees and royalties	218,202	34.89%	221,643	100.00%
Total revenue	$625,367	100.00%	$221,643	100.00%

Operating costs and expenses:
		As a Percentage of Restaurant and Bakery Sales		As a Percentage of Restaurant and Bakery Sales
Restaurant and bakery:
Cost of sales	$165,294	40.60%	$-	-%
Labor	196,262	48.20%	-	-%
Occupancy	52,208	12.82%	-	-%
Other operating cost	136,340	33.49%	-	-%
Total restaurant and bakery operating expenses	$550,104	135.11%	$-	-%

		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
Franchise and general:
General and administrative	$1,601,298	733.86%	$763,464	344.46%
Depreciation	6,409	2.94%	4.832	2.18%
Total franchise and general expenses	$1,607,707	736.80%	$768,296	346.64%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$2,157,811	345.05%	$768,296	346.64%

(Loss) from operations	(1,532,444)	(245.05)%	(546,653)	(246.64)%

Other income and (expense):
Interest income	37,970	6.07%	8,331	3.76%
Other income (expense)	(2,777)	(.44)%	93.04%
Total other income	35,193	5.63%	8,424	3.80%

Net (loss)	$(1,497,251)	(239.42)%	$(538,229)	(242.84)%

For the three months ended March 31, 2008, total revenue increased $403,724 (182.15%) from $221,643 in 2007 to $625,367 in 2008. For the three months ended March 31, 2008, restaurant and bakery sales increased by $407,165 over the same period in 2007. This increase is the result of not having any company-owned restaurants or a bakery operating in 2007. For the three months ended March 31, 2008, franchise fees decreased $85,000 over the same period in 2007. The decrease relates directly to the number of franchised restaurants sold and opened. For the three months ended March 31, 2008, no new franchised restaurants were opened. For the three months ended March 31, 2007, 3 new franchised restaurants were opened. Deferred franchise revenue (not included in the statement of operations) increased $299,000 from $770,000 at December 31, 2007 to $1,069,000 at March 31, 2008. At March 31, 2008, there were deferred fees for 92 new locations. Royalty fees increased $82,861 (74.24%) from $111,611 in 2007 to $194,472 in 2008, as a result of having more operating locations in 2008 than in 2007. For the majority of the three months ended March 31, 2008, we collected royalty fees from 34 franchise restaurants as compared to 18 franchise restaurants for the three-month period ended March 31, 2007.

Operating expenses for the three months ended March 31, 2008 increased $1,389,515 (180.86%) from $768,296 in 2007 to $2,157,811 in 2008.

For the three-month period ended March 31, 2008, cost of restaurant and bakery operations was $550,104. There were no restaurant or bakery operations during the three-month period ended March 31, 2007.

The following table sets forth details of the costs that make up franchise and general expenses and the differences for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

	2008	2007	Difference
Personnel cost	$648,427	$469,817	$178,610
Investor relations	294,470	-	294,470
Stock options	235,583	19,903	215,680
Travel and entertainment	112,189	76,059	36,130
Professional fees	84,897	51,147	33,750
Rent	58,914	29,171	29,743
MIS	56,512	40,480	16,032
Site research	31,400	-	31,400
Office supplies and expenses	27,410	16,992	10,418
Communication	18,343	12,244	6,099
Marketing, advertising, promotion	4,686	17,802	(13,116)
Other general and administrative expenses	28,467	29,849	(21,285)
Total general and administrative expenses	$1,601,298	$763,464	$837,834

Franchise and general expenses increased $837,834 (109.74%) from $763,464 for the three months ended March 31, 2007 to $1,601,298 for the three months ended March 31, 2008. The increase related to the increased number of franchises and our increased activity in seeking new franchisees. In order to service our increased number of operating locations and to continue to increase the number of franchises, we hired more employees. The number of employees, not including restaurant employees, increased from 20 at March 31, 2007 to 25 at March 31, 2008. The number of employees as well as increased wages and benefits resulted in an increase in personnel cost of $178,610 (38.02%) from $469,817 in 2007 to $648,427 in 2008. We became a public company in 2007. Our stock began trading on the OTC Bulletin Board in August 2007. We engaged a number of investor relations firms to assist in attracting new shareholders in the Company. We expensed $294,470 for these investor relations expenses in three months ended March 31, 2008. Of that amount $50,845 was paid in cash and $243,625 was paid in our common stock. We will continue to incur investor relations expenses in the future. Stock option expense is a non-cash expense. We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. Stock option expense increased $215,680 (1,083.66%) from $19,903 for the three months ended March 31, 2007 to $235,583 for the three months ended March 31, 2008. We granted 1,410,000 stock options during the three months ended March 31, 2008 as compared to 600,000 stock options granted during the three months ended March 31, 2007. Travel and entertainment increased as a result in the increased activity in our business. Professional fees increased $33,750 (65.99%) from $51,147 for the three months ended March 31, 2007 to $84,897 for the three months ended March 31, 2007. The increase results primarily from higher accounting fees as a result of increased activity related to regulatory filings. In addition, we incurred higher consulting fees. Rent expense increased $29,743 (101.96%) from $29,171 for the three months ended March 31, 2007 to $58,914 for the three months ended March 31, 2008. We increased the number of square feet we lease for our corporate operations from approximately 4,900 square feet at March 31, 2007 to 10,200 square feet at March 31, 2008. Rent expense went up accordingly. Our franchisees pay an advertising fee equal to 2% of the gross revenue of the franchised restaurants they operate. Our accounting policy is to offset the amounts collected from the franchisees against actual advertising expenses. The amount collected for the three months ended March 31, 2008 was $82,072 as compared to $43,035 for the three months ended March 31, 2007. Actual expenses for the three months ended March 31, 2008 were $86,758 as compared to $60,837 for the three months ended March 31, 2007. This increase was primarily due to an increase in advertising resulting from a greater number of markets. The net amount charged to expense was $4,686 for the three months ended March 31, 2008 and $17,802 for the three months ended March 31, 2007. We anticipate an increase in advertising expense as a result of an outdoor advertising campaign we plan to conduct in the second and third quarters of 2008. Office supplies and expenses increased $10,418 (61.31%) from $16,992 for the three months ended March 31, 2007 to $27,410 for the three months ended March 31, 2008. This increase is a result of our continued business growth and was anticipated. MIS increased $16,032 (39.60%) from $40,480 for the three months ended March 31, 2007 to $56,512 for the three months ended March 31, 2008. This increase is also a result of our business growth. We anticipate less of an increase in future periods. For the three months ended March 31, 2008, we had expenses in connection with a site research program. This computerized program assists in the selection of real estate by comparing our desired demographics to those of a particular site. No such program was used in the three-month period ended March 31, 2007. Communications expense increased $6,099 (49.81%) from $12,244 for the three months ended March 31, 2007 to $18,343 for the three months ended March 31, 2008. The increase was due to the increased number of employees. Other general and administrative expenses decreased, however we anticipate our expenses for the remainder of 2008 to be at least equal to those of 2007.

The net loss for the three months ended March 31, 2008 was $1,497,251 compared to a net loss of $538,229 for the same period in 2007 for an increased loss of $959,022 (178.18%). The loss from operations was $1,532,444 in the three months ended March 31, 2008 compared to $546,653 for the three months ended March 31, 2007. The increase in the loss from operations of $985,791 (180.33%) was primarily due to increased payroll, investor relations, stock options expenses and increases in other operating expenses.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of $2,524,443, as compared to working capital of $4,398,216 at December 31, 2007. The decrease in working capital is primarily due to increased operating activities and losses and the investment in company-owned restaurants.

During the three months ended March 31, 2008, we used cash in operating activities of $1,013,379 as compared to cash used in operations of $868,668 for the same period in 2007. We also used cash for the acquisition of assets in the amount of $810,065 in 2008 as compared to $198,766 in 2007. We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at March 31, 2008 was $1,069,000, an increase of $299,000 compared to December 31, 2007. Although not recorded as revenue, these payments provide working capital.

At March 31, 2008, we had contractual obligations for operating leases of approximately $4,021,665, of which $354,371 was due in less than one year.

As of March 31, 2008, our aggregate minimum requirements under non-cancelable leases are as follows:

2008	$354,371
2009	478,968
2010	487,307
2011	498,989
2012	401,848
Later years	1,800,182
$4,021,665

Summary – March 31, 2008

As a result of our financing activity during the fourth quarter of 2007, we have significant cash, approximately $3,600,000, with which to implement our business strategy.

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

Off-Balance Sheet Arrangements

At March 31, 2008, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed in this section, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)

10.1	Employment Agreement – Marc Geman (2)

10.2	Employment Agreement – Anthony Walker (2)

10.3	Employment Agreement – Kevin Morrison (2)

10.4	2006 Stock Option Plan (2)

10.5	Promissory Note to Spicy Pickle, LLC (2)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (4)

10.7	Form of Warrant (5)

10.8	Registration Rights Agreement dated as of December 14, 2007 (6)

10.9	Lock-Up Agreement of Marc Geman (7)

10.10	Form of Lock-Up Agreement executed by other officers and directors (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (9)

32.1	Section 1350 Certification of Chief Executive Officer (9)

32.2	Section 1350 Certification of Chief Financial Officer (9)

(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.

(7)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

May 12, 2008	By:	/s/ Marc Geman
Marc Geman
Chief Executive Officer

May 12, 2008	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer

EXHIBIT INDEX

Regulation S-K Number	Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)

10.1	Employment Agreement – Marc Geman (2)

10.2	Employment Agreement – Anthony Walker (2)

10.3	Employment Agreement – Kevin Morrison (2)

10.4	2006 Stock Option Plan (2)

10.5	Promissory Note to Spicy Pickle, LLC (2)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (4)

10.7	Form of Warrant (5)

10.8	Registration Rights Agreement dated as of December 14, 2007 (6)

10.9	Lock-Up Agreement of Marc Geman (7)

10.10	Form of Lock-Up Agreement executed by other officers and directors (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (9)

32.1	Section 1350 Certification of Chief Executive Officer (9)

32.2	Section 1350 Certification of Chief Financial Officer (9)

(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(9)	Filed herewith.