Form 10-Q
period 2008-06-30
SPICY PICKLE FRANCHISING INC
filed 2008-08-14
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer          ☐                                                                                               Accelerated filer☐
Non-accelerated filer            ☐ (Do not check if a smaller reporting company)               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2008, there were 48,312,747 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,147,057	$5,405,069
Current portion of notes receivable	40,000	40,000
Accounts receivable, trade	250,289	60,489
Inventory	48,415	11,383
Prepaid expenses and other current assets	191,003	184,498
Total current assets	2,676,764	5,701,439
Property and equipment, at cost, net	2,082,574	685,751
Other assets:
Notes receivable, less current portion	20,000	40,000
Deposits and other assets	43,803	12,869
Goodwill and other intangible assets	382693	-
	446,496	52,869
Total assets	$5,205,834	$6,440,059

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, trade	$589,055	$441,096
Accrued expenses and compensation	191,867	89,827
Deferred franchise revenue	1,001,500	770,000
Accrued dividends	-	2,300
Total current liabilities	1,782,422	1,303,223
Long-term debt	500,000	-
Minority interest	80,000	-
Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value, 20,000,000 authorized, 650 and 705 shares of Series A Variable Rate Convertible Preferred Stock, stated value $8,500 per share, issued and outstanding in 2008 and 2007, respectively	4,429,156	4,801,124
Common stock, $.001 par value, 200,000,000 shares authorized, 48,312,747 and 47,634,054 shares issued and outstanding in 2008 and 2007, respectively	48,313	47,634
Additional paid in capital	6,881,880	5,546,692
Fair value of common stock warrants	873,825	873,825
Accumulated (deficit)	(9,215,479)	(5,562,772)
Deferred compensation	(174,283)	(569,667)
Total shareholders' equity	2,843,412	5,136,836
Total liabilities and shareholders' equity	$5,205,834	$6,440,059
See accompanying notes to condensed consolidated financial statements.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Restaurant and bakery sales	$886,422	$-	$1,293,587	$-
Franchise fees and royalties	339,418	320,734	557,620	542,377
Total revenue	1,225,840	320,734	1,851,207	542,377

Operating costs and expenses:
Restaurant:
Cost of sales	307,614	-	472,908	-
Labor	411,381	-	607,643	-
Occupancy	124,281	-	176,489	-
Other operating cost	176,581	-	312,921	-
Total restaurant operating expenses	1,019,857	-	1,569,961	-
Franchise and general:
General and administrative	1,876,556	799,743	3,477,854	1,563,207
Depreciation	6,830	5,852	13,239	10,684
Total franchise and general expenses	1,883,386	805,595	3,491,093	1,573,891
Total operating costs and expenses	2,903,243	805,595	5,061,054	1,573,891

(Loss) from operations	(1,677,403)	(484,861)	(3,209,847)	(1,031,514)

Other income (expense):
Interest income	19,438	12,656	57,408	20,987
Other income (expense)	(14,713)	-	(17,490)	93
Total other income (expense)	4,725	12,656	39,918	21,080

Net (loss)	(1,672,678)	(472,205)	(3,169,929)	(1,010,434)

Dividend on preferred stock	(70,856)	-	(157,296)	-

Net (loss) attributable to common shareholders	$(1,743,534)	$(472,205)	$(3,327,225)	$(1,010,434)

Per share information:
Basic and diluted weighted average shares outstanding	48,235,982	42,447,382	48,027,518	41,721,918
Basic and diluted (loss) per common share	$(0.04)	$(0.01)	$(0.07)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Net cash (used in) operating activities	$(1,712,253)	$(945,203)

Cash flows from investing activities:
Investment in purchased subsidiaries	(621,600)	-
Purchase of property and equipment	(780,363)	(23,823)
Net cash (used in) investing activities	(1,401,963)	(23,823)

Cash flows from financing activities :
Proceeds from exercise of common stock options	13,500	-
Payment of preferred stock dividend	(157,296)	-
Proceeds from sale of common stock	-	1,622,678
Repayment of note payable to related party	-	(30,000)
Net cash (used in) provided by financing activities	(143,796)	1,592,678

Net (decrease) increase in cash and cash equivalents	(3,258,012)	623,652

Cash and cash equivalents, beginning of the period	5,405,069	1,198,982

Cash and cash equivalents, end of the period	$2,147,057	$1,822,634

See accompanying notes to condensed consolidated financial statements.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation of Interim Period

The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. (the “Company”) at June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Fair Value
In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS 157").   This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company adopted SFAS 157 on January 1, 2008.  Adoption of this statement did not have a material impact on the financial statements of the Company.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  The Company had a net loss for the three-month and six-month periods ended June 30, 2008 and 2007, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Business Combinations

On February 5, 2008, the Company acquired from a franchisee a 60% ownership interest in an existing franchised restaurant operating in Ft. Collins, Colorado.  The Company paid an aggregate of $120,000 for its interest, which included the repayment of an $119,400 note owed by the previous owner to a third party.  The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of $80,000 at the purchase date is as follows:

At February 5, 2008:

Current assets	$14,900
Property and equipment	120,718
Lease deposits	7,200
Goodwill and other intangible assets	57,182
Total and net assets acquired	$200,000

Other intangible assets consist of reacquired franchise rights assumed in connection with this acquisition and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1,

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

"Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF No. 04-1").

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.

As of June 30, 2008, the purchase price allocation of the acquisition of this restaurant’s operations is preliminary dependent on finalization of the Company’s valuation assessment in accordance with SFAS No. 141, “Business Combinations.”

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

On March 1, 2008, the Company acquired substantially all of the assets, including lease assignments, of three existing franchise restaurant locations in Colorado from a franchisee.  No liabilities were assumed in the transaction. The results of these operations have been included in the consolidated financial statements since that date.  The acquisition will permit the Company to expand its presence in its home location and is expected to increase sales volume at the acquired locations.  Additionally, the expansion of the company-owned restaurant base will demonstrate to potential franchisees and investors the Company’s commitment to overall Company growth.  The Company also expects to reduce costs through economies of scale.

The aggregate purchase price was $844,300, including $344,300 of cash and three-year notes aggregating $500,000 with interest at 10% per year payable monthly.  Additional consideration may be required if aggregate annual sales for the locations exceed $1,425,000 at a rate of 6% of any such excess through February 28, 2011.  Any additional consideration will be expensed as paid.  The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At March 1, 2008:

Current assets	$21,410
Property, and equipment	498,785
Lease deposits	8,290
Goodwill and other intangible assets	315,825
Total and net assets acquired	$844,310

Other intangible assets consist of reacquired franchise rights assumed in connection with this acquisition and were recorded in accordance with the provisions of EITF No. 04-1.

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.

As of June 30, 2008, the purchase price allocation of the acquisition of this restaurant’s operations is preliminary dependent on finalization of the Company’s valuation assessment in accordance with SFAS No. 141, “Business Combinations.”

 Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The proforma results of operations for the three and six months ended June 30, 2008 and 2007, assuming that the acquisitions had occurred at the beginning of each period, would be as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$1,225,840	$818,612	$2,100,320	$1,455,925
Net loss attributed to common shareholders	$(1,743,534)	$(447,311)	$(3,158,295)	$(964,757)
Loss per share	$(0.04)	$(0.01)	$(0.07)	$(0.02)

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

5.  Shareholders’ Equity

During the six-month period ended June 30, 2008, holders of the Company’s Series A Variable Rate Convertible Preferred Stock (“Series A Preferred”) converted 54.62 shares of the Series A Preferred stock into 546,194 shares of the Company’s common stock.

During the six-month period ended June 30, 2008, holders of 52,500 common stock purchase options exercised their options, pursuant to which the Company issued 52,500 shares of common stock resulting in $13,500 of proceeds to the Company.

During the six-month period ended June 30, 2008, the Company issued 80,000 shares of common stock for services rendered to the Company.

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

There were no options granted during the three-month period ended June 30, 2008.  The weighted average fair value of options granted during the six-month period ended June 30, 2008 of $.97 was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 39.97% to 40.98%, expected term of 2.5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	4,060,000	$.76	4.66
Granted	1,460,000	$.97	4.68
Exercised	(52,500)	$.26
Cancelled	(207,500)	$.85
Outstanding June 30, 2008	5,260,000	$.82	4.31	$1,227,299
Exercisable June 30, 2008	3,077,500	$.53	4.19	$628,549

Stock-based compensation expense recognized under SFAS No. 123 (Revised 2004), “Share-Based Payment” for the three-month periods ended June 30, 2008 and 2007 was $319,333 and $17,751 respectively, and for the six-month periods ended June 30, 2008 and 2007 was $554,916 and $37,654, respectively, which consisted of stock-based compensation expense related to employee stock options.

7.  Business Segment Information

During the period ended June 30, 2008, the Company operated three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the period ended June 30, 2008 includes the operating activities of eight company-owned restaurants.

The Bakery Operations segment is comprised of the operating activities of a bakery located at one of the Company’s Denver restaurants, which supplies breads and other bakery products for Company and franchisee-owned locations in Colorado.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no differences from the financial statements for the year ended December 31, 2007 in the basis of measurement of segment profit or loss.  Segment information related to the Company's three business segments follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Company restaurants operations	$790,387	$-	$1,118,044	$-
Company bakery operations	96,035	-	175,543	-
Franchise operations	339,418	320,734	557,620	542,377
Total Revenues	$1,225,840	$320,734	$1,851,207	$542,377
Segment (loss):
Company restaurants operations	$(129,587)	$-	$(234,078)	$-
Company bakery operations	(3,848)	-	(42,296)	-
Franchise operations	(1,543,968)	(484,861)	(2,933,473)	(1,031,514)
Total segment (loss)	(1,677,403)	(484,861)	(3,209,847)	(1,031,514)
Interest income	19,438	12,656	57,408	20,987
Other income (expense)	(14,713)	-	(17,490)	93
Net loss	$(1,672,678)	$(472,205)	$(3,169,929)	$(1,010,434)

Total assets as of June 30, 2008 decreased by $1,234,225 from those disclosed in the financial statements for the year ended December 31, 2007.

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

The first Spicy Pickle restaurant was launched in 1999 by founders Kevin Morrison and Anthony Walker under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb. By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise and recruited Marc Geman, former president of the PretzelMaker franchise, as our Chief Executive Officer.  In September 2006, the Company incorporated in the State of Colorado as Spicy Pickle Franchising, Inc.

As of August 6, 2008, we had 34 franchised restaurants and 8 company-owned restaurants opened.  Co-located with one of the company-owned restaurants is a bakery.

We use one of our company-owned restaurants as our primary training facility.  This facility operated at a loss for the three-month and six-month periods ended June 30, 2008.  The loss is primarily due to higher labor and food costs as a result of the training conducted. The number of employees per shift is higher than a normal restaurant, and the employees are less productive during the training period. Food costs are higher as a result of waste in training to prepare the food.  We anticipate that this company restaurant will operate at a loss for its first year of operations.

As a group, the company-owned restaurants operated at a loss through June 30, 2008.  This was primarily due to reorganization cost of the acquired restaurants and startup cost associated with the newly constructed restaurants.

We anticipate that all of our company-owned restaurants will increase their revenues in the foreseeable future.

Our bakery operation wholesales our custom breads to our franchisees in the Colorado market.  The bakery operated at a loss primarily as a result of startup costs.

Our franchise agreements include build-out schedules for franchisee restaurants. Based on current franchise agreements and construction schedules, we believe there will be approximately 45 Spicy Pickle, franchisee-owned and operated restaurants and at least 8 company-operated restaurants open by the end of 2008.

As of August 6, 2008, we have sold 127 franchises.  Of the franchises sold, 34 franchise restaurants are opened and operating, 3 company-built and owned restaurants are open, 5 franchise restaurants have been repurchased by the Company, 3 franchise restaurants are under construction, 6 franchise sites are under lease negotiation (we have either received an actual lease that is being reviewed or a letter of intent), 1 franchise restaurant closed and 75 franchise sites are subject to area development agreements.  An area development agreement is entered into when a franchisee has purchased the rights to a geographic area with a set number of restaurants in that area.

The bakery, co-located with one of our new Denver company restaurants, supplies the Spicy Pickle restaurants in the Denver, Boulder, Colorado Springs, and Ft. Collins areas with daily fresh-baked bread. This bakery replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the restaurant location.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company restaurants and the sale of bakery products at the company-owned bakery.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of August 6, 2008, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	6
Boulder, Colorado	2
Ft. Collins, Colorado	2
Aurora, Colorado	1
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	2
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Sioux Falls, South Dakota	1
Portland, Oregon	2
Poway, California	1
Sacramento, California	1
Henderson, Nevada	1
Las Vegas, Nevada			1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1
Austin, Texas	2	1
Houston, Texas			2
San Antonio, Texas			1
San Diego, California	1		1
Los Angeles, California			1
Indianapolis, Indiana	2
Chandler, Arizona	1
Brooklyn, New York		1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Portage, Michigan	1
Kalamazoo, Michigan		1
	42	3	6

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements that grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Franchise fees recognized were $80,000 and $150,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $80,000 and $235,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us at the rate of 5% of weekly gross sales as reported to us through the franchisees’ point of sale systems. Royalties are recognized as revenue in the period corresponding to the reported period. Royalty fees were $196,700 and $126,973 for the three-month periods ended June 30, 2008 and 2007, respectively, and $391,173 and $238,584 for the six-month periods ended June 30, 2008 and 2007, respectively

With regard to royalty fees, our franchisees grant us the right to extract data from their point of sale systems in each restaurant they operate. We receive weekly reports on sales at each franchise location and calculate our revenue directly from those reports. This allows for extremely accurate accounting of our revenue stream from royalty fees. We do not anticipate any future change in the method of reporting.

Rebates - We receive rebates from purveyors that supply products to our franchisees. Rebates related to franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to the company-owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $62,718 and $27,144 for the three-month periods ended June 30, 2008 and 2007, respectively, and $86,447 and $52,175 for the six-month periods ended June 30, 2008 and 2007, respectively.

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

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $93,279 and $52,692 for the three months ended June 30, 2008 and 2007, respectively, and $175,351 and $95,727 for the six months ended June 30, 2008 and 2007, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $288,932 and $76,955 for the three months ended June 30, 2008 and 2007, respectively and $375,689 and $137,792 for the six months ended June 30, 2008 and 2007, respectively.  We paid those expenses from the advertising fund and from our own funds.  The net amounts reflected as advertising costs in the financial statements are $195,653 and $24,263 for the three months ended June 30, 2008 and 2007, respectively, and $200,339 and $42,065 for the six months ended June 30, 2008 and 2007, respectively.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

We believe that any estimates or assumptions we have made in the past have been accurate. We do not anticipate that any estimate or assumption is likely to change in the future. We also believe that, due to the nature of our business, there should not be any change to our accounting policies in the future.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the three months ended June 30, 2008 and 2007:

	2008		2007
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and bakery sales	$886,422	72.31%	$-	-%
Franchise fees and royalties	339,418	27.69%	320,734	100.00%
Total revenue	$1,225,840	100.00%	$320,734	100.00%
Operating costs and expenses: Restaurant and bakery:		As a Percentage of Restaurant and Bakery Sales		As a Percentage of Restaurant and Bakery Sales
Cost of sales	$307,614	34.70%	$-	-%
Labor	411,381	46.41%	-	-%
Occupancy	124,281	14.02%	-	-%
Other operating cost	176,581	19.92%	-	-%
Total restaurant and bakery operating expenses	$1,019,857	115.05%	$-	-%
Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,876,556	552.87%	$799,743	249.35%
Depreciation	6,830	2.01%	5,852	1.82%
Total franchise and general expenses	$1,883,386	554.88%	$805,595	251.17%
		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$2,903,243	236.84%	$805,595	251.17%

(Loss) from operations	$(1,677,403)	(136.84)%	$(484,861)	(151.17)%

Other income and (expense):
Interest income (expense)	19,438	1.59%	12,656	3.95%
Other income	(14,713)	(1.20)%	-	-%
Total other income and (expense)	4,725	0.39%	12,656	3.95%
Net income (loss)	$(1,672,678)	(136.45)%	$(472,205)	(147.23)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations. For the three months ended June 30, 2008, total revenue increased $905,106 (282.20%) from $320,734 in 2007 to $1,225,840 in 2008.

For the three months ended June 30, 2008, restaurant sales increased by $790,387 and bakery sales increased $96,035 over the same period in 2007, respectively.  This increase is the result of not having any company-owned restaurants or bakery operating in 2007.

During the three months ended June 30, 2008, franchise fees and royalties increased $18,684 (5.83%) to $339,418 from $320,734 in 2007. This increase is due to the greater number of franchises sold and the number of opened franchised restaurants in 2008 offset by sales of logo products of $12,418 in 2007.  There were no sales of logo products in 2008 as that business was outsourced to a third-party vendor.  Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the three months ended June 30, 2008, we recognized franchise fees of $80,000.  This represented three locations opened during this period. Five new restaurants opened during the three months ended June 30, 2007, and we recognized franchise fees of $150,000.  Deferred franchise revenue (not included in the statement of operations) increased $231,500 (30.06%) from $770,000 at December 31, 2007 to $1,001,500 at June 30, 2008.  For the three-month period ended June 30, 2008 royalty fees increased $69,727 (54.91%) from $126,973 in 2007 to $196,700 in 2008, as a result of having more operating locations in 2008 than in 2007.  For the three months ended June 30, 2008, we collected royalty fees from 41 franchise restaurants as compared to 24 franchise restaurants for the three-month period ended June 30, 2007.  Rebates received increased $35,574 (131.1%) from $27,144 for the three months ended June 30, 2007 to $62,718 for the three months ended June 30, 2008.

Operating expenses for the three months ended June 30, 2008 increased $2,097,648 (260.4%) from $805,595 in 2007 to $2,903,243 in 2008

For the three-month period ended June 30, 2008, cost of restaurant and bakery operations was $1,019,857.  There were no restaurant or bakery operations during the three-month period ended June 30, 2007.

The following table sets forth details of the costs that make up franchise and general expenses and the differences for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

	2008	2007	Difference
Personnel cost	$712,978	$374,005	$338,973
Investor relations	301,291	-	301,291
Stock options	319,333	17,752	301,581
Travel and entertainment	114,099	99,406	14,693
Marketing, advertising, promotion	195,653	24,263	171,390
Professional fees	93,399	68,878	24,521
MIS	41,665	20,915	20,750
Rent	27,263	17,800	9,463
Office supplies and expenses	20,187	34,777	(14,590)
Site research	4,050	5,000	(950)
Communication	16,048	13,664	2,384
Other general and administrative expenses	30,590	123,283	(92,693)
Total general and administrative expenses	$1,876,556	$799,743	$1,076,813

Franchise and general expenses increased $1,076,813 (134.7%) from $799,743 for the three months ended June 30, 2007 to $1,876,556 for the three months ended June 30, 2008. The increase related to the increased number of franchises and our increased activity in seeking new franchisees.  In order to service our increased number of operating locations and to continue to increase the number of franchises, we hired more employees. The number of employees, not including restaurant employees, increased from 20 at June 30, 2007 to 27 at June 30, 2008.  The number of employees as well as increased wages and benefits resulted in an increase in personnel cost of $338,973

(90.63%) from $374,005 in 2007 to $712,978 in 2008.  We became a public company in 2007.  Our stock began trading on the OTC Bulletin Board in August 2007.  We engaged a number of investor relations firms to assist in attracting new shareholders in the Company.  We expensed $301,291 for these investor relations expenses in the three months ended June 30, 2008.  Of that amount $41,666 was paid in cash and $259,625 was paid in our common stock.  We will continue to incur investor relations expenses in the future.  Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $301,581 (1,699%) from $17,752 for the three months ended June 30, 2007 to $319,333 for the three months ended June 30, 2008.  We did not grant any stock options during the three months ended June 30, 2008. We granted 180,000 stock options during the three months ended June 30, 2007.  At June 30, 2008 there were 5,260,000 options outstanding with an intrinsic value of $1,227,299 and 3,077,500 exercisable with an intrinsic value of $628,549.  Travel and entertainment increased $14,693 (14.78%) from $99,406 for the three months ended June 30, 2007 to $114,099 for the three months ended June 30, 2008 as a result of the increased activity in our business.  Our franchisees pay an advertising fee equal to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $93,279 and $52,692 for the three months ended June 30, 2008 and 2007, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $288,932 and $76,955 for the three months ended June 30, 2008 and 2007, respectively.  We paid those expenses from the advertising fund and from our own funds.  The net amounts reflected as advertising costs in the financial statements increased $171,390 (706.4%) from $24,263 for the three months ended June 30, 2007 to $195,653 for the three months ended June 30, 2008.  This increase was primarily due to an increase in advertising resulting from a greater number of markets.  We anticipate an increase in advertising expense as a result of an outdoor advertising campaign which began in the second quarter of 2008 and will continue into the third quarter of 2008.  Professional fees increased $24,521 (35.60%) from $68,878 for the three months ended June 30, 2007 to $93,399 for the three months ended June 30, 2008.  The increase results primarily from higher accounting fees as a result of increased activity related to regulatory filings.  MIS increased $20,750 (99.21%) from $20,915 for the three months ended June 30, 2007 to $41,655 for the three months ended June 30, 2008.  This increase is a result of our business growth and implementation of a reporting system for our operations.  Rent expense increased $9,463 (53.16%) from $17,800 for the three months ended June 30, 2007 to $27,263 for the three months ended June 30, 2008.  We increased the number of square feet we lease for our corporate operations from approximately 4,900 square feet at June 30, 2007 to 10,200 square feet at June 30, 2008.  Rent expense went up accordingly.  Office supplies and expenses decreased $14,590 (41.95%) from $34,777 for the three months ended June 30, 2007 to $20,187 for the three months ended June 30, 2008.  This decrease was a result of our controlling expenditures and was anticipated.  The change in site research and communications for the three months ended June 30, 2008 as compared to the same period in 2007 was not significant.  Other general and administrative expenses decreased $92,693 (75.19%) from $123,283 for the three months ended June 30, 2007 to $30,590 for the three months ended June 30, 2008.  The decrease is a result of timing of expenditures and we anticipate our expenses for the remainder of 2008 to be at least equal to those of 2007.

The net loss for the three months ended June 30, 2008 was $1,672,678 compared to a net loss of $472,205 for the same period in 2007 for an increased loss of $1,200,473 (254.2%). The loss from operations was $1,677,403 for the three months ended June 30, 2008 compared to $484,861 for the same period in 2007. The increase in the loss from operations of $1,192,542 (246%) was primarily due to an increase in revenues offset by increased payroll, investor relations, stock options expenses and increases in other operating expenses.

Operating Statistics
The following analysis shows operating statistics for the six months ended June 30, 2008 and 2007:

	2008		2007
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and bakery sales	$1,293,587	69.88%	$-	-%
Franchise fees and royalties	557,620	30.12%	$542,377	100.00%
Total revenue	$1,851,207	100.00%	$542,377	100.00%

Operating costs and expenses: Restaurant and bakery:		As a Percentage of Restaurant and Bakery Sales		As a Percentage of Restaurant and Bakery Sales
Cost of sales	$472,908	36.56%	$-	-%
Labor	607,643	46.97%	-	-%
Occupancy	176,489	13.64%	-	-%
Other operating cost	312,921	24.19%	-	-%
Total restaurant operating expenses	$1,569,961	121.36%	$-	-%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$3,477,854	623.70%	$1,563,207	288.21%
Depreciation	13,239	2.37%	10,684	1.97%
Total franchise and general expenses	$3,491,093	626.07%	$1,573,891	290.18%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$5,061,054	273.39%	$1,573,891	290.18%

(Loss) from operations	$(3,209,847)	(173.39)%	$(1,031,514)	(190.18)%

Other income and (expense):
Interest income (expense)	57,408	3.10%	20,987	3.87%
Other income	(17,490)	(0.94)%	93	0.02%
Total other income and (expense)	39,918	2.16%	21,080	3.89%
Net income (loss)	$(3,169,929)	(171.24)%	$(1,010,434)	(186.30)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery, and royalties and franchise fees for our franchise operations. For the six months ended June 30, 2008, total revenue increased $1,308,830 (241.31%) from $542,377 in 2007 to $1,851,207 in 2008.

For the six months ended June 30, 2008, restaurant sales increased by $1,118,044 and bakery sales increased $175,543 over the same period in 2007, respectively.  This increase is the result of not having any company-owned restaurants or bakery operating in 2007.

During the six months ended June 30, 2008, franchise fees and royalties increased $15,243 (2.81%) from $542,377 in 2007 to $557,620 in 2008. This increase is due to the greater number of franchises sold and the number of opened franchised restaurants in 2008 offset by sales of logo products of $16,618 in 2007.  There were no sales of logo products in 2008 as that business was outsourced to a third-party vendor.  Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the six months ended June 30, 2008, we recognized franchise fees of $80,000.  This represented three locations opened during this period. Eight new restaurants opened during the six months ended June 30, 2007, and we recognized franchise fees of $235,000.  Deferred franchise revenue (not included in the statement of operations) increased $231,500 from $770,000 at December 31, 2007 to $1,001,500 at June 30, 2008.  For the six-month period ended June 30, 2008 royalty fees increased $152,589 (63.96%) from $238,584 in 2007 to $391,173 in 2008, as a result of having more operating locations in 2008 than in 2007.  For the six months ended June 30, 2008, we collected royalty fees from 41 franchise restaurants as compared to 24 franchise restaurants for the six-month period ended June 30, 2007.  Rebates received increased $34,272 (65.69%) from $52,175 for the six months ended June 30, 2007 to $86,447 for the six months ended June 30, 2008.

Operating expenses for the six months ended June 30, 2008 increased $3,487,163 (221.6%) from $1,573,891 in 2007 to $5,061,054 in 2008

For the six-month period ended June 30, 2008, cost of restaurant and bakery operations was $1,569,961.  There were no restaurant or bakery operations during the six-month period ended June 30, 2007.

The following table sets forth details of the costs that make up franchise and general expenses and the differences for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

	2008	2007	Difference
Personnel cost	$1,361,404	$843,822	$517,582
Investor relations	595,761	-	595,761
Stock options	554,916	37,654	517,262
Travel and entertainment	225,953	199,260	26,693
Marketing, advertising, promotion	200,339	42,065	158,274
Professional fees	178,296	120,025	58,271
MIS	84,180	76,107	8,073
Rent	69,597	46,971	22,626
Office supplies and expenses	45,407	51,769	(6,362)
Site research	35,450	5,000	30,450
Communication	32,609	25,908	6,701
Other general and administrative expenses	93,942	114,626	(20,684)
Total general and administrative expenses	$3,477,854	$1,563,207	$1,914,647

Franchise and general expenses increased $1,914,647 (122.5%) from $1,563,207 for the six months ended June 30, 2007 to $3,477,854 for the six months ended June 30, 2008. The increase related to the increased number of franchises and our increased activity in seeking new franchisees.  In order to service our increased number of operating locations and to continue to increase the number of franchises, we hired more employees. The number of employees, not including restaurant employees, increased from 20 at June 30, 2007 to 27 at June 30, 2008.  The number of employees as well as increased wages and benefits resulted in an increase in personnel cost of $517,582 (61.34%) from $843,822 in 2007 to $1,361,404 in 2008.  We became a public company in 2007.  Our stock began trading on the OTC Bulletin Board in August 2007.  We engaged a number of investor relations firms to assist in attracting new shareholders in the Company.  We expensed $595,761 for these investor relations expenses in the six months ended June 30, 2008.  Of that amount $92,511 was paid in cash and $503,250 was paid in our common stock.  We will continue to incur investor relations expenses in the future.  Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $517,262 (1,374%) from $37,654 for the six months ended June 30, 2007 to $554,916 for the six months ended June 30, 2008.  We granted 1,460,000 stock options during the six months ended June 30, 2008. We granted 780,000 stock options during the six months ended June 30, 2007.  At June 30, 2008 there were 5,260,000 options outstanding with an intrinsic value of $1,227,299 and 3,077,500 exercisable with an intrinsic value of $628,549.  Travel and entertainment increased $26,693 (13.40%) from $199,260 for the six months ended June 30, 2007 to $225,953 for the six months ended June 30, 2008 as a result of the increased activity in our business.  Our franchisees pay an advertising fee equal to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $175,351 and $95,727 for the six months ended June 30, 2008 and 2007, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $375,690 and $137,792 for the six months ended June 30, 2008 and 2007, respectively.  We paid those expenses from the advertising fund and from our own funds.  The net amounts reflected as advertising costs in the financial statements increased $158,274 (376.3%) from $42,065 for the six months ended June 30, 2007 to $200,339 for the six months ended June 30, 2008.  This increase was primarily due to an increase in advertising resulting from a greater number of markets.  We anticipate an increase in advertising expense as a result of an outdoor advertising campaign which began in the second quarter of 2008 and will continue into the third quarter.  Professional fees increased $58,271 (48.55%) from $120,025 for the six months ended June 30, 2007 to $178,296 for the six months ended June 30, 2008.  The increase results primarily from higher accounting fees as a result of increased activity related to regulatory filings.  In addition, we incurred higher consulting fees.  MIS increased $8,073 (10.61%) from $76,107 for the six months ended June 30, 2007 to $84,180 for the six months ended June 30, 2008.  This increase is a result of our business growth and implementation of a reporting system for our operations.  Rent expense increased $22,626 (48.17%) from $46,971 for the six months ended June 30, 2007 to $69,597 for the six months ended June 30, 2008.  We increased the number of square feet we lease for our corporate operations from approximately 4,900 square feet at June 30, 2007 to 10,200 square feet at June 30, 2008.  Rent expense went up accordingly.  Office supplies and expenses decreased $6,362 (12.29%) from $51,769 for the six months ended June 30, 2007 to $45,407 for the six months ended June 30, 2008.  This decrease was a result of our controlling expenditures and was anticipated.  Site research increased $30,450 (609.0%) from $5,000 for the six months ended June 30, 2007 to $35,450 for the six months ended June 30, 2008.  The increase is a result of cost associated with a computerized program to assist in selection of real estate by comparing our desired demographics to those of a particular site.  Communication cost increased $6,701 (25.86%) from $25,908 for the six months ended June 30, 2007 to $32,609 for the six months ended June 30, 2008.  The increase is a result of increase number of employees.  Other general and administrative expenses decreased $20,684 (18.04%) from $114,626 for the six months ended June 30, 2007 to $93,942 for the six months ended June 30, 2008.  The decrease is a result of timing of expenditures and we anticipate our expenses for the remainder of 2008 to be at least equal to those of 2007.

The net loss for the six months ended June 30, 2008 was $3,169,929 compared to a net loss of $1,010,434 for the same period in 2007 for an increased loss of $2,159,495 (213.7%). The loss from operations was $3,209,847 for the six months ended June 30, 2008 compared to $1,031,514 for the same period in 2007. The increase in the loss from operations of $2,178,333 (211.2%) was primarily due to an increase in revenues offset by increased payroll, investor relations, stock options expenses and increases in other operating expenses.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $894,342, ($1,001,500 of the current liabilities represents deferred franchise revenue and does not require payment to a third party) as compared to working capital of $4,398,216 at December 31, 2007.  The decrease in working capital is primarily due to increased operating activities and losses and the investment in company-owned restaurants.

During the six months ended June 30, 2008, we used cash in operating activities of $1,712,253 as compared to cash used in operations of $945,203 for the same period in 2007. We also used cash for the acquisition of assets in the amount of $1,401,963 in 2008 as compared to $23,823 in 2007. We also had a net use of cash for financing activity of $143,796 which included payment of dividends on our preferred stock of $157,296 in 2008 as compared to receiving $1,592,678 from fund raising activity in 2007. We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at June 30, 2008 was $1,001,500, an increase of $231,500 compared to December 31, 2007. Although not recorded as revenue, these payments provide working capital.

At June 30, 2008, we had contractual obligations for operating leases of approximately $3,903,815, of which $236,521 was due in less than one year.

As of June 30, 2008, our aggregate minimum requirements under non-cancelable leases are as follows:

2008	$236,521
2009	478,968
2010	487,307
2011	498,989
2012	401,848
Later years	1,800,182
$3,903,815

Summary – June 30, 2008

As a result of our financing activity during the fourth quarter of 2007, we have approximately $2,147,000 in cash with which to implement our business strategy.

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

Off-Balance Sheet Arrangements

At June 30, 2008, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

None.

Item 5.                Other Information

Not applicable

Item 6.                Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)

10.1	Employment Agreement – Marc Geman (2)

10.2	Employment Agreement – Anthony Walker (2)

10.3	Employment Agreement – Kevin Morrison (2)

10.4	2006 Stock Option Plan (2)

10.5	Promissory Note to Spicy Pickle, LLC (2)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (4)

10.7	Form of Warrant (5)

10.8	Registration Rights Agreement dated as of December 14, 2007 (6)

10.9	Lock-Up Agreement of Marc Geman (7)

10.10	Form of Lock-Up Agreement executed by other officers and directors (8)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (10)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (10)

32.1	Section 1350 Certification of Chief Executive Officer (10)

32.2	Section 1350 Certification of Chief Financial Officer (10)

(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(9)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

August 13, 2008	By:	/s/ Marc Geman
Marc Geman
Chief Executive Officer

August 13, 2008	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer

EXHIBIT INDEX

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)

10.1	Employment Agreement – Marc Geman (2)

10.2	Employment Agreement – Anthony Walker (2)

10.3	Employment Agreement – Kevin Morrison (2)

10.4	2006 Stock Option Plan (2)

10.5	Promissory Note to Spicy Pickle, LLC (2)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (4)

10.7	Form of Warrant (5)

10.8	Registration Rights Agreement dated as of December 14, 2007 (6)

10.9	Lock-Up Agreement of Marc Geman (7)

10.10	Form of Lock-Up Agreement executed by other officers and directors (8)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (10)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (10)

32.1	Section 1350 Certification of Chief Executive Officer (10)

32.2	Section 1350 Certification of Chief Financial Officer (10)

(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(9)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(10)	Filed herewith.