Form 10-Q
period 2008-09-30
SPICY PICKLE FRANCHISING INC
filed 2008-11-13
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2008, there were 53,535,247 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$701,956	$5,405,069
Current portion of notes receivable	40,000	40,000
Accounts receivable, trade	320,959	60,489
Inventory	54,648	11,383
Prepaid expenses and other current assets	134,589	184,498
	1,252,152	5,701,439
Property and equipment, net of accumulated depreciation	2,009,582	685,751
Other assets:
Notes receivable, less current portion	20,000	40,000
Deferred acquisition cost	18,955	-
Deposits and other assets	43,673	12,869
Goodwill and other intangible assets	382,693	-
	465,321	52,869
Total assets	$3,727,055	$6,440,059

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$281,510	$441,096
Accrued expenses and compensation	106,633	89,827
Deferred franchise revenue	941,500	770,000
Dividends accrued	68,954	2,300
Total current liabilities	1,398,597	1,303,223
Long-term debt	500,000	-
Minority interest	80,000	-

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, 649 and 705 shares of Series A Convertible Preferred, stock, stated value $8,500 per share, issued and outstanding in 2008
and 2007, respectively	4,418,941	4,801,124
Common stock, $.001 par value, 200,000,000 shares
authorized, 48,357,747 and 47,634,053 shares issued
and outstanding in 2008 and 2007, respectively	48,358	47,634
Additional paid in capital	7,006,681	5,546,692
Fair value of common stock warrants	873,825	873,825
Accumulated (deficit)	(10,575,880)	(5,562,772)
Deferred compensation	(23,467)	(569,667)
Total stockholders' equity	1,748,458	5,136,836
Total liabilities and stockholders' equity	$3,727,055	$6,440,059

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Restaurant and bakery sales	$1,012,699	$-	$2,306,286	$-
Franchise fees and royalties	355,596	260,849	913,216	803,226
Total revenues	1,368,295	260,849	3,219,502	803,226

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	355,103	-	828,010	-
Labor	402,907	-	1,010,550	-
Occupancy	130,998	-	307,487	-
Other operating costs	260,435	-	573,357	-
Total restaurant and bakery operating costs	1,149,443	-	2,719,404	-

Franchise and general:
General and administrative	1,568,461	1,601,704	5,046,315	3,164,911
Depreciation	7,165	8,360	20,403	19,044
Total franchise and general	1,575,626	1,610,064	5,066,718	3,183,955
Total operating costs and expenses	2,725,069	1,610,064	7,786,122	3,183,955

(Loss) from operations	(1,356,774)	(1,349,215)	(4,566,620)	(2,380,729)

Other income (expense):
Interest income	8,888	16,730	66,296	37,717
Other income (expense)	(12,515)	12	(30,005)	105
Total other income (expense):	(3,627)	16,742	36,291	37,822

Net (loss)	(1,360,401)	(1,332,473)	(4,530,329)	(2,342,907)

Dividends on preferred stock	(68,954)	-	(226,250)	-

Net (loss) attributable to common shareholders	$(1,429,355)	$(1,332,473)	$(4,756,579)	$(2,342,907)

Per share information - basic and fully diluted:
Weighted average shares outstanding	48,357,747	46,184,053	48,137,594	43,209,297
Net (loss) per share	$(0.03)	$(0.03)	$(0.10)	$(0.05)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Net cash (used in) operating activities	$(3,262,498)	$(1,897,735)

Cash flows from investing activities:
Purchase of property and equipment	(668,264)	(51,702)
Investment in purchased subsidiaries	(640,555)	-
Net cash (used in) investing activities	(1,308,819)	(51,702)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	25,500	-
Payment of preferred stock dividend	(157,296)	-
Repayment of note payable to related party	-	(30,000)
Proceeds from the sale of common stock	-	1,622,678
Net cash provided by (used in) financing activities	(131,796)	1,592,678

Net (decrease) in cash and cash equivalents	(4,703,113)	(356,759)
Cash and cash equivalents, beginning of period	5,405,069	1,198,982
Cash and cash equivalents, end of period	$701,956	$842,223

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation of Interim Period

The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. (the “Company”) at September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Fair Value
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurement"  (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company adopted SFAS 157 on January 1, 2008.  Adoption of this statement did not have a material impact on the financial statements of the Company.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations in

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which the Company engages will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not anticipate that the adoption of SFAS 162 will materially impact it.

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  The Company had a net loss for the three-month and nine-month periods ended September 30, 2008 and 2007, and accordingly, any outstanding equivalents would be anti-dilutive.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of September 30, 2008, the purchase price allocation of the acquisition of this restaurant’s operations is preliminary dependent on finalization of the Company’s valuation assessment in accordance with SFAS No. 141, “Business Combinations.”

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

The aggregate purchase price was approximately $844,300, including $344,300 of cash and three-year notes aggregating $500,000 with interest at 10% per year payable monthly.  Additional consideration may be required if aggregate annual sales for the locations exceed $1,425,000 at a rate of 6% of any such excess through February 28, 2011.  Any additional consideration will be expensed as paid.  The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

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

As of September 30, 2008, the purchase price allocation of the acquisition of this restaurant’s operations is preliminary dependent on finalization of the Company’s valuation assessment in accordance with SFAS No. 141, “Business Combinations.”

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The proforma results of operations for the three and nine months ended September 30, 2008 and 2007, assuming that the acquisitions had occurred at the beginning of each period, would be as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$1,368,295	$686,786	$3,468,615	$2,141,709
Net loss attributed to common shareholders	$(1,429,355)	$(1,311,176)	$(4,744,124)	$(2,275,929)
Loss per share	$(0.03)	$(0.03)	$(0.10)	$(0.5)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company's financial statements.

5.  Shareholders’ Equity

During the nine-month period ended September 30, 2008, holders of the Company’s Series A Variable Rate Convertible Preferred Stock (“Series A Preferred”) converted 56.12 shares of the Series A Preferred stock into 561,194 shares of the Company’s common stock.

During the nine-month period ended September 30, 2008, holders of 82,500 common stock purchase options exercised their options, pursuant to which the Company issued 82,500 shares of common stock resulting in $25,500 of proceeds to the Company.

During the nine-month period ended September 30, 2008, the Company issued 80,000 shares of common stock for services rendered to the Company.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

There were 1,610,000 options granted during the nine-month period ended September 30, 2008.  The weighted average fair value of options granted during the nine-month period ended September 30, 2008 of $.25 was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 39.97% to 40.98%, expected term of 2.5 years, risk-free interest rate of 2.79% to 5.0%, and expected dividend yield of 0%.

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	4,060,000	$.76	4.66
Granted	1,610,000	$.94	4.46
Exercised	(82,500)	$.31
Cancelled	(347,500)	$.88
Outstanding September 30, 2008	5,240,000	$.81	4.19	$1,205,214
Exercisable September 30, 2008	3,047,500	$.74	3.94	$639,407

Stock-based compensation expense recognized under SFAS No. 123 (Revised 2004), “Share-Based Payment” for the three-month periods ended September 30, 2008 and 2007 was $319,333 and $240,890 respectively, and for the nine-month periods ended September 30, 2008 and 2007 was $554,916 and $278,544, respectively, which consisted of stock-based compensation expense related to employee stock options.

7.  Business Segment Information

During the period ended September 30, 2008, the Company operated three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the period ended September 30, 2008 includes the operating activities of eight company-owned restaurants.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no differences from the financial statements for the year ended December 31, 2007 in the basis of measurement of segment profit or loss.  Segment information related to the Company's three business segments follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Company restaurants operations	$836,184	$-	$1,954,228	$-
Company bakery operations	176,516	-	352,058	-
Franchise operations	355,596	260,849	913,216	803,226
Total Revenues	$1,368,296	$260,849	$3,219,502	$803,226
Segment (loss): Company restaurants operations	$(118,408)	$-	$(352,485)	$-
Company bakery operations	(18,337)	-	(60,633)	-
Franchise operations	(1,220,029)	(1,349,215)	(4,153,502)	(2,380,729)
Total segment (loss)	(1,356,774)	(1,349,215)	(4,566,620)	(2,380,729)
Interest income	8,888	16,730	66,296	37,717
Other income (expense)	(12,515)	12	(30,005)	105
Net loss	$(1,360,401)	$(1,332,473)	$(4,530,329)	$(2,342,907)

Total assets as of September 30, 2008 decreased by $2,713,004 from those disclosed in the financial statements for the year ended December 31, 2007.

8. Subsequent Events

Subsequent to September 30, 2008, the Company acquired all of the operating assets of Bread Garden Franchising, Inc., (“Bread Garden”) a company which franchises fast casual restaurants under the trade name Bread Garden Urban Cafes.  Bread Garden currently has 11 franchised locations in the Vancouver, British Columbia, Canada metropolitan area.  The assets were acquired in exchange for 5,177,500 restricted shares of the registrant’s common stock and warrants to purchase 3,038,750 shares of the registrant’s common stock, 2,700,000 are exercisable at $0.63 per share and 338,750 are exercisable at $0.615 per share.  The warrants are exercisable for five years.  Certain of the shares and warrants are subject to a lock-up agreement.  Pursuant to the lock-up agreement, 4,500,000 shares of the common stock and 2,700,000 of the warrants issued pursuant to the Asset Purchase Agreement, cannot be sold, transferred or otherwise disposed of for a period of one year from the effective date of the closing.  The remaining 677,500 common shares and 338,750 warrants are not covered by the lock-up agreement and are only subject to the restriction of the Securities and Exchange Commission rules and regulations for unregistered securities.

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

Overview

Our sole business is the franchise and operation of fast casual restaurants.  Our primary brand, Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients. Although prices are set by franchisees at the restaurant level and vary from location to location, sandwiches typically cost between $6.45 and $7.25 with small and large soups and salads ranging from $3.45 to $7.95. An individual size pizzetti ranges from $7.45 to $7.95.  Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in our locations; we cannot assure you that we will succeed. We believe our menu items appeal to diners of all ages and preferences, and we expect to accommodate all day parts, including lunch and dinner.

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

As of November 6, 2008, we had 33 franchised restaurants and 8 company-owned restaurants opened.  Co-located with one of the company-owned restaurants is a bakery.

As a group, the company-owned restaurants operated at a loss through September 30, 2008.  This was primarily due to reorganization cost of the acquired restaurants and startup cost associated with the newly constructed restaurants.

We anticipate that all of our company-owned restaurants will increase their revenues in the foreseeable future.

Our bakery operation wholesales our custom breads to our franchisees in the Colorado market.  The bakery operated at a loss primarily as a result of startup costs.

As of November 6, 2008, we have sold 128 franchises.  Of the franchises sold, 5 franchise restaurants have been repurchased by the Company, 33 franchise restaurants are opened, 7 franchise restaurants are in the process of either lease negotiation or construction, 77 franchise restaurants are not in negotiation or construction (under area development), 3 franchise restaurants have closed and 3 franchise agreements have been terminated.  An area development agreement is entered into when a franchisee has purchased the rights to a geographic area with a set number of restaurants in that area.

The bakery, co-located with one of our new Denver company restaurants, supplies the Spicy Pickle restaurants in the Denver, Boulder, and Colorado Springs areas with daily fresh-baked bread. This bakery replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the restaurant location.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

Our second brand, Bread Garden Urban Café, operates in British Columbia, Canada and primarily in the Vancouver area.  Bread Garden Urban Café has been operating for approximately 30 years.  The cafés serve coffee, pastries and breakfast items as well as lunch and dinner along with a wide variety of desserts.  As is typical of European style restaurants, the food is displayed in refrigerated glass cases giving customers a visual experience before they choose their menu items.  Menu pricing is similar to our Spicy Pickle brand.

Originally started 30 years ago by local residents in the food industry, the cafés were eventually sold to a large multi-unit corporation and in 2004 to a family that resides in the Vancouver area.  We purchased the assets of the Bread Garden Urban Café from the latest owners on October 1, 2008.

As of November 6, there are 11 franchised restaurants operating under the Bread Garden Urban Café brand name.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company restaurants and the sale of bakery products at the company-owned bakery.  Our business is headquartered in Colorado, and we have a high concentration of Spicy Pickle restaurants in the Rocky Mountain region and Bread Garden Urban Café in British Columbia, Canada.  Additionally we have franchises opened and planned in a number of other regions in the United States.  We currently have restaurants, either Company owned or franchise owned, in 14 states in the United States and 1 province in Canada.

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements that grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Franchise fees recognized were $65,000 and $60,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $145,000 and $295,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us at the rate of 5% of weekly gross sales as reported to us through the franchisees’ point of sale systems. Royalties are recognized as revenue in the period corresponding to the reported period. Royalty fees were $204,104 and $150,670 for the three-month periods ended September 30, 2008 and 2007, respectively, and $595,277 and $389,254 for the nine-month periods ended September 30, 2008 and 2007, respectively

With regard to royalty fees, our franchisees grant us the right to extract data from their point of sale systems in each restaurant they operate. We receive weekly reports on sales at each franchise location and calculate our revenue directly from those reports. This allows for extremely accurate accounting of our revenue stream from royalty fees. We do not anticipate any future change in the method of reporting.

Rebates - We receive rebates from purveyors that supply products to our franchisees. Rebates related to franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to the company-owned restaurant are offset against restaurant cost of sales. Rebates related to franchisees were $86,542 and $49,430 for the three-month periods ended September 30, 2008 and 2007, respectively, and $172,989 and $101,605 for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $99,961 and $59,962 for the three months ended September 30, 2008 and 2007, respectively, and $275,312 and $155,687 for the nine months ended September 30, 2008 and 2007, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising costs of $225,944 and $164,409 for the three months ended September 30, 2008 and 2007, respectively and $601,633 and $302,199 for the nine months ended September 30, 2008 and 2007, respectively.  We paid those costs from the advertising fund and from our own funds.  The net amounts reflected as advertising expense in the financial statements are $125,982 and $104,447 for the three months ended September 30, 2008 and 2007, respectively, and $326,321 and $146,512 for the nine months ended September 30, 2008 and 2007, respectively.

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

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the three months ended September 30, 2008 and 2007:

	2008		2007
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and bakery sales	$1,012,699	74.01%	$-	-%
Franchise fees and royalties	355,596	25.99%	260,849	100.00%
Total revenue	$1,368,295	100.00%	$260,849	100.00%

Operating costs and expenses: Restaurant and bakery:		As a Percentage of Restaurant and Bakery Sales		As a Percentage of Restaurant and Bakery Sales
Cost of sales	$355,103	35.06%	$-	-%
Labor	402,907	39.79%	-	-%
Occupancy	130,998	12.94%	-	-%
Other operating cost	260,435	25.72%	-	-%
Total restaurant and bakery operating expenses	$1,149,443	113.51%	$-	-%
Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,568,461	441.08%	$1,601,704	614.03%
Depreciation	7,165	2.01%	8,360	3.20%
Total franchise and general expenses	$1,575,626	443.09%	$1,610,064	617.23%
		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$2,725,069	199.16%	$1,610,064	617.23%

(Loss) from operations	$(1,356,774)	(99.16)%	$(1,349,215)	(517.24)%

Other income and (expense):
Interest income (expense)	8,888	0.65%	16,730	6.41%
Other income	(12,515)	(0.91)%	12	-%
Total other income and (expense)	(3,627)	(0.26)%	16,742	6.41%
Net income (loss)	$(1,360,401)	(99.42)%	$(1,332,473)	(510.82)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations. For the three months ended September 30, 2008, total revenue increased $1,107,446 (425%) from $260,849 in 2007 to $1,368,295 in 2008.

For the three months ended September 30, 2008, restaurant sales increased by $836,183 and bakery sales increased $176,516 over the same period in 2007, respectively.  This increase is the result of not having any company-owned restaurants or bakery operating in 2007.

During the three months ended September 30, 2008, franchise fees and royalties increased $94,747 (36.32%) to $355,596 from $260,849 in 2007. This increase is due to the greater number of franchises sold and the number of opened franchised restaurants in 2008.  Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the three months ended September 30, 2008, we recognized franchise fees of $65,000.  This represented two locations opened during this period. Three new restaurants opened during the three months ended September 30, 2007, and we recognized franchise fees of $60,000.  Although fewer restaurants were opened in the three-month period ended September 30, 2008 than in the same period in 2007, a higher amount was recognized as initial franchise fees because the restaurants opened during the period in 2007 represented second or third restaurants under development agreements which have a lower fee.  Deferred franchise revenue (not included in the statement of operations) increased $171,500 (22.27%) from $770,000 at December 31, 2007 to $941,500 at September 30, 2008.  For the three-month period ended September 30, 2008, royalty fees increased $53,434 (35.46%) from $150,670 in 2007 to $204,104 in 2008, as a result of having more operating locations in 2008 than in 2007.  For the three months ended September 30, 2008, we collected royalty fees from 34 franchise restaurants as compared to 27 franchise restaurants for the three-month period ended September 30, 2007.  Rebates received increased $37,112 (75.08%) from $49,430 for the three months ended September 30, 2007 to $86,542 for the three months ended September 30, 2008.

Operating expenses for the three months ended September 30, 2008 increased $1,115,005 (69.25%) from $1,610,064 in 2007 to $2,725,069 in 2008

For the three-month period ended September 30, 2008, cost of restaurant and bakery operations was $1,149,443.  There were no restaurant or bakery operations during the three-month period ended September 30, 2007.

The following table sets forth details of the costs that make up franchise and general expenses and the differences for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

	2008	2007	Difference
Personnel cost	$737,849	$479,691	$258,158
Investor relations	202,428	346,032	(143,604)
Stock options	171,585	240,890	(69,305)
Marketing, advertising, promotion	125,982	104,447	21,535
Travel and entertainment	110,138	85,958	24,180
Professional fees	61,834	80,213	(18,379)
MIS	59,345	51,618	7,727
Rent	41,810	47,658	(5,848)
Office supplies and expenses	19,854	16,553	3,301
Communication	15,746	15,345	401
Site research	6,140	-	6,140
Other general and administrative expenses	15,750	133,299	(117,548)
Total general and administrative expenses	$1,568,461	$1,601,704	$(33,243)

Franchise and general expenses decreased $33,243 (2.08%) from $1,601,704 for the three months ended September 30, 2007 to $1,568,461 for the three months ended September 30, 2008. The decrease related to a decrease in investor relations and stock option costs offset by a increase in other expenses due to the increased number of franchises and our increased activity in seeking new franchisees.  In order to service our increased number of operating locations and to continue to increase the number of franchises, we hired more employees. The number of employees, not including restaurant employees, increased from 20 at September 30, 2007 to 27 at September 30, 2008.  The number of employees, as well as increased wages and benefits, resulted in an increase in personnel cost of $258,158 (53.82%) from $479,691 in 2007 to $737,849 in 2008.  Subsequent to September 30, 2008 and as of November 6, 2008, we reduced our non-restaurant staff to 19 employees.

We became a public company in 2007.  Our stock began trading on the OTC Bulletin Board in August 2007.  We engaged a number of investor relations firms to assist in attracting new shareholders in the Company.  We expensed $202,428 and $346,032 for investor relations expenses in the three months ended September 30, 2008 and 2007, respectively.  Of those amounts $51,611 and $239,824 was paid in cash and $150,817 and $106,208 was paid in our common stock for the three months ended September 30, 200 and 2007, respectively.  We will continue to incur investor relations expenses in the future but at a lower amount.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $69,305 (28.77%) from $240,890 for the three months ended September 30, 2007 to $171,585 for the three months ended September 30, 2008.  We granted 150,000 and 1,500,000 stock options during the three months ended September 30, 2008 and 2007, respectively.  At September 30, 2008 there were 5,240,000 options outstanding with an intrinsic value of $1,205,214 and 3,047,500 exercisable with an intrinsic value of $639,407.

Our franchisees pay an advertising fee equal to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $99,961 and $59,962 for the three months ended September 30, 2008 and 2007, respectively.  These fees are offset against actual advertising costs, which are recognized when incurred. We incurred advertising costs of $225,944 and $164,409 for the three months ended September 30, 2008 and 2007, respectively.  We paid those costs from the advertising fund and from our own funds.  The net amounts reflected as advertising expense in the financial statements increased

$21,535 (20.62%) from $104,447 for the three months ended September 30, 2007 to $125,982 for the three months ended September 30, 2008.  This increase was primarily due to an increase in advertising resulting from a greater number of markets.

Travel and entertainment increased $24,180 (28.13%) from $85,958 for the three months ended September 30, 2007 to $110,138 for the three months ended September 30, 2008 as a result of the increased activity in our business.

Professional fees decreased $18,379 (22.91%) from $80,213 for the three months ended September 30, 2007 to $61,834 for the three months ended September 30, 2008.  The decrease results primarily from having in-house legal counsel to perform a portion of our legal work.

MIS increased $7,727 (14.97%) from $51,618 for the three months ended September 30, 2007 to $59,345 for the three months ended September 30, 2008.  This increase is a result of our business growth.

Rent expense decreased $5,848 (12.27%) from $47,658 for the three months ended September 30, 2007 to $41,810 for the three months ended September 30, 2008.  We increased the number of square feet we lease for our corporate operations from approximately 4,900 square feet at September 30, 2007 to 10,200 square feet at September 30, 2008.  However, we cancelled certain offsite storage as a result of more space being available.

Office supplies and expenses increased $3,301 (19.94%) from $16,553 for the three months ended September 30, 2007 to $19,854 for the three months ended September 30, 2008.  This increase is not considered significant.  The change in office supplies, site research and communications for the three months ended September 30, 2008 as compared to the same period in 2007 was not significant.

Other general and administrative expenses decreased $117,548 (88.18%) from $133,299 for the three months ended September 30, 2007 to $15,751 for the three months ended September 30, 2008.  The decrease is a result of timing of expenditures and we anticipate our expenses for the remainder of 2008 to be at greater than the amounts for the three months ended September 30, 2008.

The net loss for the three months ended September 30, 2008 was $1,360,401 compared to a net loss of $1,332,473 for the same period in 2007 for an increased loss of $27,928 (2.1%). The loss from operations was $1,356,774 for the three months ended September 30, 2008 compared to $1,349,215 for the same period in 2007. The increase in the loss from operations of $7,559 (0.6%) was primarily due to the losses in restaurant operations offset by a reduction in general and administrative expenses.

Operating Statistics
The following analysis shows operating statistics for the nine months ended September 30, 2008 and 2007:

	2008		2007
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and bakery sales	$2,306,286	71.63%	$-	-%
Franchise fees and royalties	913,216	28.37%	803,226	100.00%
Total revenue	$3,219,502	100.00%	$803,226	100.00%

Operating costs and expenses: Restaurant and bakery:		As a Percentage of Restaurant and Bakery Sales		As a Percentage of Restaurant and Bakery Sales
Cost of sales	$828,010	35.90%	$-	-%
Labor	1,010,550	43.82%	-	-%
Occupancy	307,487	13.33%	-	-%
Other operating cost	573,357	24.86%	-	-%
Total restaurant operating expenses	$2,719,404	117.91%	$-	-%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$5,046,315	552.59%	$3,164,911	394.02%
Depreciation	20,403	2.23%	19,044	2.37%
Total franchise and general expenses	$5,066,718	554.82%	$3,183,955	396.39%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$7,786,122	241.84%	$3,183,955	396.39%

(Loss) from operations	$(4,566,621)	(141.84)%	$(2,380,729)	(296.40)%

Other income and (expense):
Interest income (expense)	66,296	2.06%	37,717	4.70%
Other income	(30,005)	(0.93)%	105	0.01%
Total other income and (expense)	36,291	1.13%	37,822	4.71%
Net income (loss)	$(4,530,330)	(140.72)%	$(2,342,907)	(291.69)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery, and royalties and franchise fees for our franchise operations. For the nine months ended September 30, 2008, total revenue increased $2,416,276 (301%) from $803,226 in 2007 to $3,219,502 in 2008.

For the nine months ended September 30, 2008, restaurant sales increased by $1,954,228 and bakery sales increased $352,058 over the same period in 2007, respectively.  This increase is the result of not having any company-owned restaurants or bakery operating in 2007.

During the nine months ended September 30, 2008, franchise fees and royalties increased $109,990 (13.69%) from $803,226 in 2007 to $913,216 in 2008. This increase is primarily due to the greater number of operating franchised restaurants in 2008 offset by lower initial franchise fees recognized.  Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens. For the nine months ended September 30, 2008, we recognized franchise fees of $145,000.  This represented five locations opened during this period.  Eleven new restaurants opened during the nine months ended September 30, 2007, and we recognized franchise fees of $295,000.  Deferred franchise revenue (not included in the statement of operations) increased $171,500 (22.27%) from $770,000 at December 31, 2007 to $941,500 at September 30, 2008.  For the nine-month period ended September 30, 2008 royalty fees increased $206,023 (52.93%) from $389,254 in 2007 to $595,277 in 2008, as a result of having more operating locations in 2008 than in 2007.  For all or part of the nine months ended September 30, 2008, we collected royalty fees from 34 franchise restaurants as compared to 27 franchise restaurants for all or part the nine-month period ended September 30, 2007.  Rebates received increased $71,384 (70.26%) from $101,605 for the nine months ended September 30, 2007 to $172,989 for the nine months ended September 30, 2008.

Operating expenses for the nine months ended September 30, 2008 increased $4,602,168 (145%) from $3,183,955 in 2007 to $7,786,122 in 2008

For the nine-month period ended September 30, 2008, cost of restaurant and bakery operations was $2,719,404.  There were no restaurant or bakery operations during the nine-month period ended September 30, 2007.

The following table sets forth details of the costs that make up franchise and general expenses and the differences for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

	2008	2007	Difference
Personnel cost	$2,099,253	$1,323,513	$775,740
Investor relations	798,189	346,032	452,157
Stock options	726,501	278,544	447,957
Travel and entertainment	336,091	285,218	50,873
Marketing, advertising, promotion	326,321	146,512	179,809
Professional fees	240,130	200,238	39,892
MIS	143,525	127,725	15,800
Rent	111,407	108,404	3,003
Office supplies and expenses	65,261	68,322	(3,061)
Communication	48,355	41,253	7,102
Site research	41,590	5,000	36,590
Other general and administrative expenses	109,692	234,150	(124,458)
Total general and administrative expenses	$5,046,315	$3,164,911	$1,881,404

Franchise and general expenses increased $1,881,404 (59.45%) from $3,164,911 for the nine months ended September 30, 2007 to $5,046,315 for the nine months ended September 30, 2008. The increase related to the increased number of franchises and our increased activity in seeking new franchisees.  In order to service our increased number of operating locations and to continue to increase the number of franchises, we hired more employees. The number of employees, not including restaurant employees, increased from 20 at September 30, 2007 to 27 at September 30, 2008.  The number of employees, as well as increased wages and benefits, resulted in an increase in personnel cost of $775,740 (58.61%) from $1,323,513 in 2007 to $2,099,253 in 2008.  Subsequent to September 30, 2008 and as of November 6, 2008, we reduced our non-restaurant staff to 19 employees.

We became a public company in 2007.  Our stock began trading on the OTC Bulletin Board in August 2007.  We engaged a number of investor relations firms to assist in attracting new shareholders in the Company.  Investor relations expenses increased $452,157 (131%) from 346,032 in 2007 to $798,189 in 2008.  Of the amount expensed in the nine months ended September 30, 2008, $181,989 was paid in cash and $616,200 was paid in our common stock.  We will continue to incur investor relations expenses in the future but at a lower amount.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $447,957 (161%) from $278,544 for the nine months ended September 30, 2007 to $726,501 for the nine months ended September 30, 2008.  We granted 1,610,000 stock options during the nine months ended September 30, 2008. We granted 2,180,000 stock options during the nine months ended September 30, 2007.  At September 30, 2008 there were 5,240,000 options outstanding with an intrinsic value of $1,205,214 and 3,047,500 exercisable with an intrinsic value of $639,407.

Travel and entertainment increased $50,873 (17.84%) from $285,218 for the nine months ended September 30, 2007 to $336,091 for the nine months ended September 30, 2008 as a result of the increased activity in our business.

Our franchisees pay an advertising fee equal to 2% of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $275,312 and $155,687 for the nine months ended September 30, 2008 and 2007, respectively.  These fees are offset against actual advertising costs, which are recognized when incurred. We incurred advertising costs of $601,633 and $302,199 for the nine months ended September 30, 2008 and 2007, respectively.  We paid those costs from the advertising fund and from our own funds.  The net amounts reflected as advertising expenses in the financial statements increased $179,809 (123%) from $146,512 for the nine months ended September 30, 2007 to $326,321 for the nine months ended September 30, 2008.  This increase was primarily due to an increase in advertising resulting from a greater number of markets and an outdoor advertising campaign in the Denver, Colorado market.

Professional fees increased $39,892 (19.92%) from $200,238 for the nine months ended September 30, 2007 to $240,130 for the nine months ended September 30, 2008.  The increase results primarily from higher accounting fees as a result of increased activity related to regulatory filings.  In addition, we incurred higher consulting fees.

MIS increased $15,800 (12.37%) from $127,725 for the nine months ended September 30, 2007 to $143,525 for the nine months ended September 30, 2008.  This increase is a result of our business growth and implementation of a reporting system for our operations.

The changes in rent expense, office supplies and expenses, and communications are not considered significant.

Site research increased $36,590 (732%) from $5,000 for the nine months ended September 30, 2007 to $41,590 for the nine months ended September 30, 2008.  The increase is a result of costs associated with a computerized program to assist in selection of real estate by comparing our desired demographics to those of a particular site.

Other general and administrative expenses decreased $124,458 (53.15%) from $234,150 for the nine months ended September 30, 2007 to $109,692 for the nine months ended September 30, 2008.  The decrease is a result of timing of expenditures and we anticipate our expenses for the remainder of 2008 to be at least equal to or slightly less than those of 2007.

The net loss for the nine months ended September 30, 2008 was $4,530,329 compared to a net loss of $2,342,907 for the same period in 2007 for an increased loss of $2,187,423 (93.36%). The loss from operations was $4,566,620 for the nine months ended September 30, 2008 compared to $2,380,729 for the same period in 2007. The increase in the loss from operations of $2,185,891 (91.82%) was primarily due to an increase in revenues offset by increased payroll, investor relations, stock options expenses and increases in other operating expenses.

Liquidity and Capital Resources

At September 30, 2008, we had a working capital deficit of $146,445, ($941,500 of the current liabilities represents deferred franchise revenue and does not require payment to a third party) as compared to working capital of $4,398,216 at December 31, 2007.  The decrease in working capital is primarily due to increased operating activities and losses and the investment in company-owned restaurants.

During the nine months ended September 30, 2008, we used cash in operating activities of $3,262,498 as compared to cash used in operations of $1,897,735 for the same period in 2007. We also used cash for the acquisition of assets in the amount of $1,308,819 in 2008 as compared to $51,702 in 2007. We also had a net use of cash for financing activity of $131,796 which included payment of dividends on our preferred stock of $157,296 offset by $25,500 received from the exercise of employee stock options in 2008 as compared to receiving $1,592,678 from financing activity in 2007. We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at September 30, 2008 was $941,500, an increase of $171,500 compared to December 31, 2007. Although not recorded as revenue, these payments provide working capital.

At September 30, 2008, we had contractual obligations for operating leases of approximately $3,785,965, of which $437,082 was due in less than one year.

As of September 30, 2008, our aggregate minimum requirements under non-cancelable leases are as follows:

2008	$118,671
2009	478,968
2010	487,307
2011	498,989
2012	401,848
Later years	1,800,182
$3,785,965

Summary – September 30, 2008

We have been affected adversely by the slow down in the economy.  We have had lower than anticipated sales of new franchises.  This trend has been seen through out the franchising industry.

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on our future performance and our ability to successfully implement our stated business and growth strategies. Our results of operations will also be affected by prevailing economic conditions. Many of these factors are beyond our control. If our working capital is insufficient to fund the implementation of our business plan (due to a change in our plans or a material inaccuracy in our assumptions, or as a result of unanticipated expenses, or other unanticipated problems), we will be required to seek additional financing sooner than currently anticipated in order to proceed with such implementation. In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  We have the ability to reduce our overhead to meet the revenue flow from existing franchised restaurants.  We are currently assessing the cuts that may be needed in future periods.

In the past we have issued common stock to our consultants and professional services providers in lieu of cash payments for these services. We may continue this practice to conserve our cash to pay for operations, product development and inventory.

Off-Balance Sheet Arrangements

At September 30, 2008, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

None.

Item 5.               Other Information

Not applicable

Item 6.               Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)

10.1	Employment Agreement – Marc Geman (3)

10.2	Employment Agreement – Anthony Walker (3)

10.3	Employment Agreement – Kevin Morrison (3)

10.4	2006 Stock Option Plan (3)

10.5	Promissory Note to Spicy Pickle, LLC (3)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (5)

Regulation S-K Number	Exhibit
10.7	Form of Warrant (6)

10.8	Registration Rights Agreement dated as of December 14, 2007 (7)

10.9	Lock-Up Agreement of Marc Geman (8)

10.10	Form of Lock-Up Agreement executed by other officers and directors (9)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (11)

32.1	Section 1350 Certification of Chief Executive Officer (11)

32.2	Section 1350 Certification of Chief Financial Officer (11)

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

November 12, 2008           By:   /s/ Marc Geman
Marc Geman
Chief Executive Officer

November 12, 2008           By:  /s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)

10.1	Employment Agreement – Marc Geman (3)

10.2	Employment Agreement – Anthony Walker (3)

10.3	Employment Agreement – Kevin Morrison (3)

10.4	2006 Stock Option Plan (3)

10.5	Promissory Note to Spicy Pickle, LLC (3)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (5)

10.7	Form of Warrant (6)

10.8	Registration Rights Agreement dated as of December 14, 2007 (7)

10.9	Lock-Up Agreement of Marc Geman (8)

10.10	Form of Lock-Up Agreement executed by other officers and directors (9)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (11)

32.1	Section 1350 Certification of Chief Executive Officer (11)

32.2	Section 1350 Certification of Chief Financial Officer (11)

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.

(9)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(11)	Filed herewith.