Form 10-K
period 2008-12-31
SPICY PICKLE FRANCHISING INC
filed 2009-03-30
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2008 aggregate market value of the voting and non-voting common equity held by non-affiliates was $24,098,565.

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 16, 2009, there were 54,387,347shares of common stock outstanding.

PART I

Item 1. Business

Our business is the franchise and operation of Spicy Pickle® and Bread Garden® Urban Café restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 12 states in the United States.  Bread Garden Urban Café restaurants also specialize in fast casual dining offering specialty coffee, breakfast pastry and sandwiches, salads, soups, lunch and dinner oven baked entrées, sandwiches, wraps, and dessert items served all day long.  Bread Garden Urban Cafés are located in metropolitan Vancouver, British Columbia, Canada.

Our goal is to deliver a delicious flavor profile, an exceptional customer experience, and an enjoyable atmosphere in our locations. We cannot assure you that we will be successful. We believe our menu items appeal to diners of all ages and preferences, and we expect to accommodate all day parts, including breakfast, lunch and dinner.

Spicy Pickle
Our franchisees must qualify on the basis of experience in other management and food service ventures and should have liquid assets of at least $150,000. In the Spicy Pickle organization franchise fees are $45,000 for the first restaurant and $20,000 for additional locations. Fees for additional locations are lower because the training and grand opening are handled by the experienced franchisee, although these services are still available for purchase from us if desired. Area development agreements are available to selected franchisees that wish to secure a territory for future development ($10,000 per store is pre-paid and the balance of $10,000 is paid when the area developer is ready to begin build-out for each new site).

Franchisees pay Spicy Pickle a 5% royalty on weekly gross sales and an additional 2% to support national and regional marketing efforts that produce brand development, agency support, point of purchase materials and print and broadcast advertising. In addition, we require franchisees to dedicate at least 1% of sales to local advertising. The estimated initial cost of a Spicy Pickle franchise is approximately $400,000 and varies based on location. Each location has an end-cap/in-line of approximately 2,000 square feet and seating for 40-60 guests inside with additional outdoor seating as available.

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

Spicy Pickle has been recognized nationally and in its local markets as a purveyor of fast casual food to watch. The December 2006, 2007 and 2008 issues of Fast Casual Magazine feature Spicy Pickle as numbers 29th, 25th and 32nd, respectively, in its list of “2006 – 2007 Top 100 Movers and Shakers” “2007- 2008 Top 100 Movers and Shakers” and “2008 – 2009  Top 100 Movers and Shakers,” respectively. National Restaurant News selected Spicy Pickle as one of its 2006 Hot Concepts!

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

In addition we intend to explore international expansion.  A potential master developer is in the process of opening a Bread Garden Urban Café in Brisbane, Australia.  If this initial unit proves successful we intend to enter into an agreement for the development of Australia.  We are also exploring the possibility of other international locations.

Bread Garden Urban Café
Bread Garden Urban Café (“Bread Garden”) is also classified as a fast casual concept.  Bread Garden has been a fixture in the Vancouver, British Columbia, Canada market for close to 30 years and is well recognized and branded.  Bread Garden restaurants have a full line of coffee and coffee related products as well as a larger offering of food items than a Spicy Pickle restaurant.  Bread Garden displays their offerings in glass refrigerated cases in a European style where customers can choose what they want, have it taken from the case and prepared.  Customers pay for and take their food to tables rather than have a runner bring it as in Spicy Pickle.

Bread Garden was started by two women with culinary backgrounds, similar to our start, in the late 1970’s and early 1980s.  One of the founders currently operates two upscale grocery stores in Vancouver which carry many of the original products found in the Bread Garden restaurants.  Essentially the restaurants were urban cafes serving breakfast pastries, quiches and coffee along with fresh baked breads for sandwiches.  In the mid 1980’s the founders became involved with Spectra Group which owns and operates restaurants and put the Bread Garden concept into Spectra. At one time Spectra Group owned, operated and licensed a multi-concept group of 109 restaurants and express kiosks within five concepts: Bread Garden, The Boathouse, Romano's Macaroni Grill, Red Door Pan Asian Grill (Red Door) and Yankee Grill and Roaster.  Along with the Bread Garden, The Boathouse and Red Door were concepts owned and developed by Spectra Group. Romano's Macaroni Grill is operated under a license agreement with Brinker International, Inc.  Spectra developed the Bread Garden concept to 17 units at one point but over time the concept changed and by the early part of this century there were 14 units.

In 2003 Mr. Zahir Dhanani was approached by a partner to take over the existing Bread Garden locations from Spectra Group.  At the time there were 17 restaurants but Spectra Group retained 3 of them to convert to their Red Door Pan Asian Grills.  Two of those have subsequently sold and the third never converted and is still the source of negotiations concerning the use of the name.  In 2004 Mr. Dhanani worked with the 14 restaurants eventually closing 4 of them but opening others including in late 2004 a restaurant at Metrotown a large mall in Richmond, British Columbia which is run by his family.  After these years of ownership Mr. Dhanani realized that he did not have restaurant experience or staff to improve or grow the concept.  Mr. Dhanani and principals of Spicy Pickle started discussing a possible merger/acquisition whereby Spicy Pickle’s culinary expertise and infrastructure could be used to help improve and grow the Bread Garden concept in Vancouver and Western Canada.  After several meetings and on site visits to study the concept, learn about the operations and distribution we concluded that this situation was an ideal acquisition.

There are two other aspects to the concept, one involving a Bread Garden express unit on the BC ferries running between Vancouver Island and the mainland and the other a Bread Garden express unit found in approximately 90 Chevron stations throughout western BC. These express locations are not part of the acquisition.

However, the overall brand identification of Bread Garden is exceptional. To some older Vancouverites who recall the original menu the Bread Garden’s current menu, other than its coffee, pastry and dessert program, does not measure up to the earlier days.  Our plan is to refresh the Bread Garden concept with fresh baked artisan breads and some of our signature sandwiches and if capital is available convert or open a Spicy Pickle in Vancouver to gauge sales versus existing Bread Garden units.

As with our Spicy Pickle concept franchisees must qualify on the basis of experience in other management and food service ventures and should have liquid assets of at least $150,000. In the Bread Garden organization franchise fees are CND$50,000 for each restaurant location.

Franchisees pay SPBG Franchising, Inc., a Canadian corporation and a wholly owned subsidiary of the Company, a 5% royalty on weekly gross sales and an additional 1.5% to support marketing efforts that produce brand development, agency support, point of purchase materials and print and broadcast advertising.  The estimated initial cost of a Bread Garden franchise is approximately CND$350,000 and varies based on location.  Each location has an end-cap/in-line of approximately 2,500 square feet and seating for 50-75 guests inside with additional outdoor seating as available.

Industry Background

Spicy Pickle and Bread Garden Urban Café restaurants are classified as “fast casual” restaurants in the restaurant industry. There is no single definition of fast casual, but in concept a fast casual restaurant does not offer full table service, but generally offers high-quality food and atmosphere with either numbered or personalized delivery of meals to the table or a central pick up area. Fast casual fills the space between fast-food where no table service is available and food is paid for and delivered to the customer at the register, and casual dining where full table service is available to the customer.

Growth Strategy

We believe that our ability to deliver value, quality, price and convenience will help us grow. Our target customer is 21-55 years of age, educated with at least some college experience, and the typical location for Spicy Pickle and Bread Garden restaurants is near a downtown area of a dense city, or near a tech center, government complex, university, or medical center where large numbers of administrative and professional employees are found.  We also look for big box centers anchored by a large tenant and in areas of both white collar workforce and high income households.

Our Spicy Pickle menu is moderately priced with an average ticket of $8.00 to $9.00. We have expanded our menu to include catering and expect to add breakfast. We are committed to providing sufficient variety to encourage guests to return often and try something new.

Our Bread Garden menu contains more diversity and serves more day parts than our Spicy Pickle menu with average ticket prices of CDN$7.00 to CDN$8.00.  The Bread Garden menu accommodates breakfast, lunch and dinner, as well as an all day casual coffee and dessert service.

We believe that our growth is the result of the appeal of our food, the clarity of our vision, the increasing strength of our brand and our commitment to constantly improving our customer experience.

As part of our growth strategy, in addition to our franchised restaurants, we will operate company-owned restaurants.  At December 31, 2007 we had one restaurant opened.  In February 2008, we purchased a partial interest in one Spicy Pickle restaurant from a franchisee.  In March 2008, we purchased three Spicy Pickle restaurants from another franchisee.  We also built two Spicy Pickle restaurants in Colorado.  Also in March 2008, we purchased a Spicy Pickle restaurant located in Chicago from another franchisee which we sold in December 2008 to a new franchisee.  We will continue to either build or acquire new restaurants in the future.  There are no other agreements in place at this time.

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

Our Menu

Our Spicy Pickle menu offers customers a choice of seven signature submarine-style sandwiches, eight signature panini, six salads, six signature pizzetti and five soups, as well as a combo meal consisting of a one-half sandwich or panini and a small soup or salad. Customers can also build their own sandwich, salad or pizzetti choosing from three breads, 12 meats (or vegetables); eight cheeses, an unlimited number of our 22 toppings, and an unlimited number of our 14 spreads. Some menu items may vary from store to store. We feature high-quality ingredients consisting of all-natural products with no preservatives or MSG, except for the coloring in our yellow cheese. This is part of our strategy to attract the growing number of health-conscious consumers to our restaurants. We believe our restaurants deliver value, quality and convenience. Our menu is moderately priced with an average ticket of $8.00 to $9.00. Menu prices are set by franchisees at the store level and vary from location to location, sandwiches typically cost between $6.45 and $7.25 with small and large soups and salads ranging from $3.45 to $7.95. An individual size pizzetti ranges from $7.45 to $7.95.

Our Bread Garden menu offers customers a choice of five signature sandwiches, four wraps, three café sandwiches, a variety of oven baked entrées and pasta dishes, a variety of soups and salads as well as a number of breakfast item.  We also offer specialty coffees and tea in addition to an extensive pastry and dessert selection.

Our Current Locations

Our restaurant Spicy Pickle locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2008, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado	2
Ft. Collins, Colorado	2
Aurora, Colorado	2
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado (1)	2
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Portland, Oregon	2
Poway, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1
Austin, Texas	2
San Diego, California	1
Chandler, Arizona	1
Brooklyn, New York (2)	1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Portage, Michigan	1
Kalamazoo, Michigan		1
Houston, Texas		1	1
San Antonio, Texas			1
Las Vegas, Nevada			1
	39	2	3

_____________________
(1)	One restaurant closed subsequent to December 31, 2008.
(2)	Closed subsequent to December 31, 2008.

Our Bread Garden locations including those under construction and in lease negotiation as of December 31, 2008 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	5	3
North Vancouver, British Columbia (1)	1
Richmond, British Columbia	1	1
Cloverdale, British Columbia	1
Surrey, British Columbia	1
Burnaby, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia		1
Brisbane, Australia		1
	12	6
________________
(1)	Closed subsequent to December 31, 2008 and relocated to the Cloverdale location included above.

Franchise Site Development and Expansion

Our restaurant locations in both concepts are critical to our long-term success, and we devote significant resources to assessing each prospective site. We have developed specific criteria to evaluate each site. We continuously review these criteria and adjust them as warranted by changing circumstances in our business or local operating conditions.

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

The cost to open a restaurant depends on the type of real estate, the location of the site and the amount of construction required. We generally lease the premises and build-out the tenant improvements for our restaurants. We sometimes receive landlord development and/or rent allowances for leasehold improvements, furniture, fixtures and equipment.

Government Regulation

We are subject to various federal, state, provincial, and local laws affecting our business. Each of our restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state, province, or municipality in which the restaurant is located. In addition, we must comply with various state and provincial laws that regulate the franchisor/franchisee relationship.

We are also subject to federal, state, and provincial laws governing employment and pay practices, overtime, tip credits and working conditions. The bulk of our employees are paid on an hourly basis at rates related to regulated minimum wages.

We are also subject to federal state and provincial child labor laws, which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger. Under the American with Disabilities Act, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We continue to monitor our facilities for compliance with the Americans with Disabilities Act in order to conform to its requirements. We believe future expenditures for such compliance would not have a material adverse effect on our operations.

Intellectual Property

We have registered the following marks with the United States Patent and Trademark Office: Spicy Pickle (Registration No. 2,905,597), Spicy Pickle Sub Shop & design (Registration No. 2,918,645) and Spicy Pickle Panini♦Salads♦Subs & design (Registration No. 3,182,753).  We also have a Canadian registration that is pending for the Spicy Pickle name and logo.

We have a license to use the following marks registered with the Canadian Intellectual Property Office:

Type	Mark	Registration Number
Word	Bread Garden	TMA385925
Design	Bread Garden Bakery Café	TMA389963
Word	Bread Garden Catering	TMA703333
Word	Wholesale Food for the Timed Shared	TMA589191
Word	The Break you Need…The Food You Love	TMA558692
Design	Bread Garden Catering	TMA727604
Design	Bread Garden Express	TMA703428
Word	Bread Garden Express	TMA703338
Design	Bread Garden Express	TMA703427
Design	Bread Garden Express	TMA703336

Employees

As of March 16, 2009, we have a total of 102 employees in our franchising, restaurant and bakery operations, of which 28 are full time.

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

In the future we expect to increase our operating expenses by expanding our marketing activities and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. In addition, if we are unable to manage a significant increase in operating expenses, our liquidity will likely decrease and negatively impact our cash flow and ability to sustain operations. In turn, this would have a negative impact on our financial condition and share price.

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

We and our franchisees are subject to various federal, state, provincial, and local regulations. Each of our restaurants is subject to state, provincial, and local licensing and regulation by health, sanitation, food and workplace safety and other agencies. Requirements of local authorities with respect to zoning, land use, licensing, permitting and environmental factors could delay or prevent development of new restaurants in particular locations.

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

The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission.  We are also subject to rules and regulations under Canadian law.  Any future legislation regulating our franchise relationships may negatively affect our operations, particularly our relationships with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

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

The market price of our common stock has fluctuated significantly in the past. Our common stock started trading on the OTCBB under the symbol “SPKL” on August 20, 2007.  Since it started trading, the high and low prices of a share of our common stock have been $2.02 and $0.145, respectively.  On March 16, 2009, the last reported sale price of a share of our common stock was $0.145. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

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

As of March 16, 2009, management owns a significant number of our issued and outstanding shares of common stock. Management owns approximately 32.11% of our issued and outstanding common stock, and other remaining shareholders own approximately 67.89% of our issued and outstanding common stock. Because management owns a significant block of the common stock, management probably will have the ability to elect a majority of the Board of Directors and thereby control our management. Although they are under no obligation to do so, if our executive officers and directors (and their affiliates) were to vote together, they probably also would have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, even if a change of control would benefit shareholders.

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

Item 1B.  Unresolved Staff Comments

Not required for small reporting companies.

Item 2.  Properties

We do not own any real property. We lease all of the real properties we use in our business. The table below sets forth information regarding each of those properties as of March 16, 2009. We believe that each of our leased facilities is suitable for the operations we conduct in it.

Use	Location	Current Monthly Rent	Square Footage	Remaining Term (in years) Including Expected Renewal Period	Comments
Corporate headquarters	90 Madison St. Denver, CO	$11,963	7,869	4.50	Rent increases each year through 2013.

Use	Location	Current Monthly Rent	Square Footage	Remaining Term (in years) Including Expected Renewal Period	Comments
Restaurant and bakery	1298 S. Broadway Denver, CO	$4,081	3,481	8.17	Rent increases in 2012.
Restaurant	10320 Federal Heights Blvd. #200 Federal Heights, CO	$2,609	1,453	10.67	Rent increases each year. Includes 2 five-year renewals.
Restaurant	8923 E. Union Ave. Greenwood Village, CO	$1,909	1,516	11.75	Rent increases each year. Includes 2 five-year renewals.
Restaurant	2043 S. University Blvd. Denver, CO	$3,740	2,200	9.42	Rent increases each year. Includes 2 five-year renewals.
Restaurant	123 N. College Ave. Ft. Collins, CO	$1,952	1,848	17.83	Includes 3 five-year options.
Restaurant	2120 E. Harmony Rd. #101 Ft. Collins, CO	$4,650	1,800	9.83	Includes 1 five-year option.
Restaurant	2300 Parker Rd. Aurora, CO	$5,250	1,800	9.00	Rent increases each year.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.46	$0.17
September 30, 2008	$0.84	$0.39
June 30, 2008	$1.01	$0.67
March 31, 2008	$1.40	$0.80
December 31, 2007	$2.02	$0.92
September 30, 2007	$1.24	$0.48

Shareholders

We have approximately 70 record holders of our common stock as of March 16, 2009.

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

Issuance of Unregistered Shares

During the year ended December 31, 2008 we issued an aggregate of 80,000 shares of our common stock in consideration for services rendered.  The shares were valued at $70,000, the trading value on the date of issuance.  No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in these transactions.

Item 6. Selected Financial Data

Not required for small reporting companies.

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

Overview

Our business is the franchise and operation of Spicy Pickle™ and Bread Garden Urban Café restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 12 states in the United States.  Bread Garden Urban Café restaurants also specialize in fast casual dining offering salads, soups, sandwiches and dessert items.  Bread Garden Urban Cafés are located in metropolitan Vancouver, British Columbia, Canada.

We market our menu primarily through targeted local store marketing efforts, mail drops, media advertising, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for eight years.   The “Bread Garden Urban Café” brand name has existed since 1979.  We are headquartered in Denver, Colorado.

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

As of December 31, 2008, we had 32 franchised restaurants and seven company-owned restaurant opened.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  This bakery has replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants. Through December 31, 2008, the Company has signed agreements with franchisees to open 102 restaurants under the Spicy Pickle Brand.  Based on current franchise agreements and construction schedules, we believe there will be approximately 40 Spicy Pickle, franchisee-owned and operated restaurants and at least 7 company-operated restaurants open by the end of 2009.  The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company owned restaurants.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our restaurant Spicy Pickle locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2008, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado	2
Ft. Collins, Colorado	2
Aurora, Colorado	2
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado (1)	2
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Portland, Oregon	2
Poway, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1
Austin, Texas	2
San Diego, California	1
Chandler, Arizona	1
Brooklyn, New York (2)	1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Portage, Michigan	1
Kalamazoo, Michigan		1
Houston, Texas		1	1
San Antonio, Texas			1
Las Vegas, Nevada			1
	39	2	3
________________
(1)	One restaurant closed subsequent to December 31, 2008.
(2)	Closed subsequent to December 31, 2008.

On October 1, 2008, we acquired all of the operating assets of Bread Garden, a company which franchises fast casual restaurants under the trade name Bread Garden Urban Café.  The assets were acquired in exchange for 5,177,500 restricted shares of our common stock and warrants to purchase 3,038,750 shares of our common stock.

Our Bread Garden locations including those under construction and in lease negotiation as of December 31, 2008 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	5	3
North Vancouver, British Columbia (1)	1
Richmond, British Columbia	1	1
Cloverdale, British Columbia	1
Surrey, British Columbia	1
Burnaby, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia		1
Brisbane, Australia		1
	12	6
_______________
(1)	Closed subsequent to December 31, 2008 and relocated to the Cloverdale location included above.

We intend to increase our revenues by adding new company-owned stores, selling new franchises and expanding consumption of our food products at all restaurants. General economic and industry conditions may affect our ability to do so and our revenue performance.

Critical Accounting Policies and Estimates

The financial statements included in this filing have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplates continuation of the Company as a going concern.  We incurred a net loss of $5,612,749 for the year ended December 31, 2008 and have incurred significant net losses since inception.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  The unanticipated economic conditions of 2008 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.  As soon as it became apparent that the economic downturn would not correct itself in 2008, we significantly reduced our corporate overhead mostly in the area of personnel cost.

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  We may elect to raise money during the year ended December 31, 2009 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of accounting policies that have been applied to the historical financial statements presented in this report can be found in the footnotes thereto.  We consider certain of these accounting policies to be critical as they are important to the portrayal of our financial condition and results of operations and may require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of financial information in this report.

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Initial franchise fees were established at $45,000 and $35,000 for the years ended December 31, 2008 and 2007, respectively.  Franchise fees recognized were $252,500 and $497,500 for the years ended December 31, 2008 and 2007 respectively.

Royalty Fees - Pursuant to the franchise agreements of both our Spicy Pickle and Bread Garden Urban Café brands, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $819,489 and $577,334 for the years ended December 31, 2008 and 2007, respectively.

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

Rebates - We receive rebates from certain purveyors that supply products to our franchisees, these rebates are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $235,305, and $151,020 for the years ended December 31, 2008 and 2007, respectively.

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

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $375,477 and $291,881 for the years ended December 31, 2008 and 2007, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $828,335 and $443,566 for the years ended December 31, 2008 and 2007, respectively. We paid those expenses from the advertising fund and from our own funds. The net amounts reflected as advertising costs in the financial statements are $452,858 and $151,685 for the years ended December 31, 2008 and 2007, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases”. ' In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing on a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

Equity-Based Compensation

On January 1, 2006, we adopted FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect that SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" (“SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the our future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. We are currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on our financial position or results of operations.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. We do not expect it to have an effect on our financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We do not expect it to have an effect on our financial position or results of operations.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and do not expect it to have an effect on our financial position or results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP 133-1 and FIN 45-4 amend disclosure requirements for sellers of credit derivatives and financial guarantees and also clarify the disclosure requirements of SFAS 161.   FSP FAS 133-1 and FIN 45-4 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP 133-1 and FIN 45-4 did not have a material impact on our current financial position or results of operation.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the years ended December 31, 2008 and 2007:

	2008		2007
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and bakery sales	$3,110,351	70.41%	$30,730	2.41%
Franchise fees and royalties	1,307,295	29.59%	1,243,263	97.59%
Total revenue	$4,417,646	100.00%	$1,273,993	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$1,090,129	35.05%	$30,383	98.87%
Labor	1,434,518	46.12%	33,137	107.83%
Occupancy	436,889	14.05%	44,423	144.56%
Depreciation	256,147	8.24%	3,876
Other operating cost	490,073	15.76%	38,675	138.47%
Total restaurant operating expenses	$3,707,756	119.22%	$150,494	489.73%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	6,291,136	515.19%	4,735,854	380.92%
Depreciation	29,455	2.41%	22,744	1.83%
Total franchise and general expenses	$6,320,591	517.60%	$4,758,598	382.75%
		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$10,028,347	227.01%	$4,909,092	385.33%

(Loss) from operations	(5,610,701)	(127.01%)	(3,635,099)	(285.33)%

Other income and (expense):
Loss on sale of assets	(32,015)	(0.72%)
Interest income	72,472	1.64%	51,252	4.02%
Other income (expense)	(42,505)	(0.96%)	(18,037)	(1.42)%
Total other income and (expense)	(2,048)	(0.04%)	33,215	2.60%

Net (loss)	$(5,612,750)	(127.05%)	$(3,601,884)	(282.72)%

For the twelve months ended December 31, 2008, total revenue increased $3,143,653 (247%) from $1,273,993 in 2007 to $4,417,646 in 2008. For the twelve months ended December 31, 2008, restaurant and bakery sales increased by $3,079,621 over the same period in 2007. This increase is the result of us building two new restaurants, acquiring four existing restaurants from franchisees and acquiring a partial interest in one existing restaurant in 2008.  In addition our bakery operation opened in the beginning of 2008.

For the year ended December 31, 2008, franchise fees and royalties increased $64,032 (5.15%) over the same period in 2007. The increase relates directly to the number of franchised restaurants sold and opened. For the year ended December 31, 2008, we recognized franchise fees of $252,500. Of this amount $145,000 represented 5 locations opened during this period and $167,500 represented deferred revenue recognized for 14 future franchise agreements that were terminated.  During the period ended December 31, 2007, we recognized franchise fees of $497,500. This represented 19 locations opened in 2007.  Deferred franchise revenue (not included in the statement of operations) increased $1,500 from $770,000 at December 31, 2007 to $771, 500 at December 31, 2008.  We experienced decreased sales of new franchises.  In 2008 we sold development agreements for 20 new restaurants as compared to 45 in 2007.  We believe that the tightening of bank credit and limited availability of financing for new enterprises contributed to this decrease.  At December 31, 2008, there were deferred fees for 70 new locations. Royalty fees increased $242,155 as a result higher system-wide revenue during 2008 than in 2007.  The year ended December 31, 2008, began with 35 franchised restaurants.  An additional six restaurants were opened during the year with four of those in the first quarter and one in each of the second and third quarters.  Five of the franchised restaurants were sold to us and we operated them as company owned units.  As a result of our acquisition of Bread Garden in October, we added ten franchised Bread Garden Urban Cafés for the fourth quarter of 2008.

Cost of restaurant and bakery operations increased $3,557,262 (2,364%) from $150,494 in 2007 to $3,707,756 in 2008 as a result of the increased number of restaurants and the bakery operating in 2008 as compared to 2007.  During 2008 we operated eight restaurants and the bakery as compared to only one restaurant for one month of 2007.

The following table sets forth details of the costs that make up general and administrative expenses and the differences for the year ended December 31, 2008 as compared to December 31, 2007.

	2008	2007	Difference
Personnel cost	$2,654,500	$1,935,067	$719,433
Stock options	840,395	403,368	437,027
Investor relations	825,610	731,343	94,267
Marketing, advertising and promotion	452,858	151,685	301,173
Travel and entertainment	394,135	440,982	(46,847)
Professional fees	378,337	348,931	29,406
MIS	178,741	113,015	65,726
Rent	174,933	138,865	36,068
Office supplies and expenses	88,813	109,972	(21,159)
Communication	60,951	112,200	(51,249)
Other general and administrative expenses	241,862	250,426	(8,564)
Total general and administrative expenses	$6,291,135	$4,735,854	$1,555,281

General and administrative expenses increased $1,555,281 (32.84%) from $4,735,854 for the year ended December 31, 2007 to $6,291,135 for the year ended December 31, 2008.  In general, during 2008, we continued to grow the infrastructure related to our franchise operations.  The growth was to meet expected needs as new franchise restaurants were anticipated to be opened.  In the first quarter of 2008 we entered into agreements for 23 new franchises.  Although we continued to have inquires and visits from potential franchisees in the second and third quarters of 2008 we did not sell any new franchises.  Towards the end of the third quarter of 2008 we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of employees from a high of 28 to 19 by the year end.  The number of employees as well as increased wages and benefits resulted in an increase in personnel cost of $719,433 (37.18%) from $1,935,067 in 2007 to $2,654,500 in 2008.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We had a decrease in general and administrative expenses in the fourth quarter of 2008 as compared to the third quarter of 2008 of $389,207.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $437,027 (108%) from $403,368 for the year ended December 31, 2007 to $840,395 for the year ended December 31, 2008.  We granted 3,060,000 stock options during the year ended December 31, 2008. We granted 3,960,000 stock options during the year ended December 31, 2007.  At December 31, 2008 there were 6,146,250 options outstanding with an intrinsic value of $1,148,040 and 5,532,500 exercisable with an intrinsic value of $1,060,771.

Our stock began trading on the OTCBB in August 2007.  We engaged a number of investor relations firms to assist in attracting new shareholders in the Company.  We expensed $825,610 for these investor relations expenses in 2008 as compared to $731,343 in 2007.  Of the amount expensed in 2008 $71,191 was paid in cash and $754,419 was paid in our common stock.  We will continue to incur investor relations expenses in the future.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales.  In our discretion, we may spend more or less than our actual advertising receipts from the franchisees.  Advertising fees collected were $375,477 and $291,881 for the years ended December 31, 2008 and 2007, respectively. These fees are offset against advertising expenses, which are recognized when incurred. The Company incurred advertising expense of $828,335 and $443,566 in 2008 and 2007, respectively, including those from the advertising fund and the Company’s own advertising expenses. The net amounts reflected in the financial statements are $452,858 and $151,685 in 2008 and 2007, respectively.  The increase in the amount reflected as expense in the income statement results primarily from an outdoor advertising campaign conducted in 2008.

Travel and entertainment decreased $46,847 (10.62%) from $440,982 in 2007 to $394,135 in 2008, primarily as a result a corporate decision to make fewer visits to franchised restaurants in the fourth quarter of 2008 and fewer new restaurant openings in 2008.

Professional fees increased $29,406 (8.43%) from $348,931 for 2007 to $378,337 for 2008.  The increase results primarily from higher accounting fees and legal as a result of increased activity related to regulatory filings deemed necessary with our Bread Garden acquisition.  In addition, we incurred higher consulting fees.

Other general and administrative expenses increased as our infrastructure grew before we began reduction backs in the infrastructure.

The net loss for the year ended December 31, 2008 was $5,612,749 compared to a loss of $3,601,884 for the same period in 2007 for an increased loss of $2,010,865 (55.83%). The loss from operations was $5,610,701 in the year ended December 31, 2008 compared to $3,635,099 for the year ended December 31, 2007. The increase in the loss from operations of $1,975,602 (54.35%) was primarily due to increased payroll expenses, investor relations, stock options and increases in other operating expenses.

Liquidity and Capital Resources

At December 31, 2008, we had a working capital deficit of $925,635, as compared to working capital of $4,398,216 at December 31, 2007.  Of the working capital deficit, $771,500 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to increased operating activities and losses.  During 2007, we completed two separate financings. The first was the public sale of 4,352,780 shares of our common stock for gross proceeds of $1,741,112 offset by offering expenses of $162,361 for net proceeds of $1,578,751.  The second was a private equity financing of $5,992,500.  The net proceeds from the offering were $5,622,996.  The Company issued 705 shares of its Series A Preferred Stock, par value $0.001 per share and stated value of $8,500 per share. Each share of the Series A Preferred Stock is immediately convertible into 1,000 shares of the Company’s $.001 par value common stock.  No fund raising activities were conducted in 2008.  Instead, we obtained a $550,000 line of credit from two of our directors in 2008.  We borrowed $100,000 against this line of credit in 2008.

During the year ended December 31, 2008, we used cash in operating activities of $3,775,810 as compared to cash used in operations of $2,425,198 for the same period in 2007. We also used cash for the acquisition of assets in the amount of $1,307,681 in 2008 as compared to $584,389 in 2007.  We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at December 31, 2008 was $771,500, an increase of $1,500 compared to December 31, 2007. Although not recorded as revenue, any payments received will provide working capital.

At December 31, 2008, we had contractual obligations for operating leases of approximately $2,917,742, of which $458,743 was due in less than one year.

As of December 31, 2008, our aggregate minimum requirements under non-cancelable leases are as follows:

2009	$458,743
2010	435,447
2011	417,091
2012	378,369
2013	351,734
Later years	876,358
$2,917,742

We pay to each holder of Series A Preferred Stock cumulative dividends at a rate per share of 5% per annum until December 14, 2010, 7.5% per annum from December 15, 2010 until December 14, 2011, and 14% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on July 1, 2008,   In July 2008 we made the first required payment of $159,596 in cash.  In January 2009 we issued 798,555 shares of our $.001 par value common stock in settlement of $135,035 of the accrued dividend at December 31, 2008 and made a cash payment of $2,853 for the balance.  Whenever possible we will make dividend payments in our common stock in lieu of cash.  There is no guarantee that we will be able to continue to do so.

Summary – December 31, 2008

The unanticipated economic conditions of 2008 resulted in us not selling as many new franchises as we initially predicted.  The extent of the recession was not clear until the third or fourth quarter of 2008.  We reacted to the downturn as soon as it became apparent that it would not correct itself in 2008.  Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the length of time we are in a recession, our future performance and our ability to successfully implement our stated business and growth strategies.  Many of these factors are beyond our control. If our working capital is insufficient to fund the implementation of our business plan we will be required to seek additional financing sooner than currently anticipated in order to proceed with our business goals.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  In the past we have issued common stock to our consultants and professional services providers in lieu of cash payments for these services. We may continue this practice to conserve our cash to pay for operations, product development and inventory.

Off-Balance Sheet Arrangements

At December 31, 2008, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Spicy Pickle Franchising, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Spicy Pickle Franchising, Inc. (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spicy Pickle Franchising, Inc. as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EIDE BAILLY LLP

Greenwood Village, Colorado
March 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Spicy Pickle Franchising, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Spicy Pickle Franchising, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spicy Pickle Franchising, Inc as of December 31, 2007 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GORDON, HUGHES & BANKS

Greenwood Village, Colorado
March 21, 2008

Spicy Pickle Franchising, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$287,482	$5,405,069
Current portion of notes receivable	35,000	40,000
Accounts receivable, trade, net	251,173	60,489
Inventory	34,180	11,383
Prepaid expenses and other current assets	63,449	184,498
Total current assets	671,284	5,701,439
Property and equipment, net of accumulated depreciation	1,897,639	685,751
Other assets:
Notes receivable, less current portion	-	40,000
Deposits and other assets	81,806	12,869
Goodwill and other intangible assets	2,914,461	-
Total other assets	2,996,267	52,869
Total assets	$5,565,190	$6,440,059

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$440,190	$441,096
Accrued expenses and compensation	247,340	89,827
Accrued dividends	137,889	-
Deferred franchise revenue	771,500	770,000
Other	-	2,300
Total current liabilities	1,596,919	1,303,223
Notes payable to related parties	100,000	-
Long-term debt	500,000	-
Deferred rent expense	93,052	-
Total long-term liabilities	693,052	-

Minority interest	51,955	-

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
649 and 705 shares of Series A Variable Rate
Convertible Preferred Stock, stated value $8,500
per share, issued and outstanding in 2008 and 2007, respectively	4,418,941	4,801,124
Common stock, $.001 par value, 200,000,000 shares
authorized, 53,535,247 and 47,634,053 shares issued
and outstanding in 2008 and 2007, respectively	53,535	47,634
Additional paid in capital	9,548,678	5,546,692
Fair value of common stock warrants	873,825	873,825
Accumulated (deficit)	(11,658,300)	(5,562,772)
Accumulated comprehensive income (loss)	(13,415)	-
Deferred compensation	-	(569,667)
Total stockholders' equity	3,223,264	5,136,836

Total liabilities and stockholders’ equity	$5,565,190	$6,440,059
See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For The Years Ended December 31, 2008 and 2007

	2008	2007
Revenue:
Restaurant and bakery sales	$3,110,351	$30,730
Franchise fees and royalties	1,307,295	1,243,263
Total revenues	4,417,646	1,273,993

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	1,090,129	30,383
Labor	1,434,518	33,137
Occupancy	436,889	44,423
Depreciation	256,147	3,876
Other operating costs	490,073	38,675
Total restaurant and bakery operating costs	3,707,756	150,494

Franchise and general:
General and administrative	6,291,136	4,735,854
Depreciation	29,455	22,744
Total franchise and general	6,320,591	4,758,598
Total operating costs and expenses	10,028,347	4,909,092

(Loss) from operations	(5,610,701)	(3,635,099)

Other income (expense):
Loss on sale of assets	(32,015)	-
Interest income	72,472	51,252
Interest (expense)	(42,504)	(18,037)
Total other income (expense):	(2,048)	33,215

Net (loss)	(5,612,749)	(3,601,884)
Dividend on preferred stock	(295,185)	-
Net (loss) attributable to common shareholders	(5,907,934)	(3,601,884)

Other comprehensive (loss):
Foreign currency exchange (loss)	(13,415)	-
Comprehensive (loss)	$(5,921,349)	$(3,601,884)

Per share information - basic and fully diluted:
Weighted average shares outstanding	49,487,007	44,315,486
Net (loss) per share attributable to common shareholders	$(0.12)	$(0.08)

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statement of Stockholders’ Equity
For The Years Ended December 31, 2008 and 2007

					Additional	Common			Accumulated
	Preferred Stock		Common Stock		Paid in	Stock	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	(Deficit)	(Loss)	Total

Balances at January 1, 2007	-	$-	40,996,455	$40,996	$1,161,516	$-	$-	$(610,667)	$-	$591,845
Common shares issued for cash and services in connection with registered offering	-	-	4,352,780	4,353	1,574,398	-	-	-	-	1,578,751
Common shares issued for services	-	-	2,284,818	2,285	1,109,142	-	(871,292)	-	-	240,135
Preferred shares issued for cash	705	5,622,996	-	-	-	-	-	-	-	5,622,996
Allocation of fair value common stock warrants	-	(821,872)	-	-	-	821,872	-	-	-	-
Fair value of placement consultant warrants	-	-	-	-	(51,953)	51,953	-	-	-	-
Beneficial conversion dividend on preferred stocks	-	-	-	-	1,350,221	-	-	(1,350,221)	-	-
Fair value of stock options granted	-	-	-	-	403,368	-	-	-	-	403,368
Amortization of deferred compensation	-	-	-	-	-	-	301,625	-	-	301,625
Net (loss) for the year	-	-	-	-	-	-	-	(3,601,884)	-	(3,601,884)
Balances at December 31, 2007	705	4,801,124	47,634,053	47,634	5,546,692	873,825	(569,667)	(5,562,772)	-	5,136,836

Common shares issued for cash	-	-	82,500	83	25,417	-	-	-	-	25,500
Common shares issued for services	-	-	80,000	80	69,920	-	(70,000)	-	-	-
Common shares issued for asset acquisition	-	-	5,177,500	5,177	2,497,038	-	-	-	-	2,502,215
Conversion of preferred stock	(56)	(382,183)	561,194	561	381,622	-	-	-	-	-
Cancellation of service contract	-	-	-	-	-	-	23,467	-	-	23,467
Dividends on preferred stock	-	-	-	-	(295,185)	-	-	-	-	(295,185)
Beneficial conversion dividend on preferred stock	-	-	-	-	482,779	-	-	(482,779)	-	-
Fair value of stock options granted	-	-	-	-	840,395	-	-	-	-	840,395
Amortization of deferred compensation	-	-	-	-	-	-	616,200	-	-	616,200
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(13,415)	(13,415)
Net (loss) for the year	-	-	-	-	-	-	-	(5,612,749)	-	(5,612,749)
Balances at December 31, 2008	649	$4,418,941	53,535,247	$53,535	$9,548,678	$873,825	$-	$(11,658,300)	$(13,415)	$3,223,264

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007
	2008	2007
Cash flows from operating activities:
Net (loss)	$(5,612,749)	$(3,601,884)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	285,602	26,620
Stock based compensation expense	1,480,062	901,201
Loss on sale of assets	32,015	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(191,263)	3,108
Notes receivable	80,000	(80,000)
Prepaid expenses and other	93,004	(155,327)
Inventories	(29,650)	20,586
Deposits	(70,937)	17,238
Accounts payable, trade	(907)	385,656
Accrued expenses and compensation	157,513	26,529
Deferred franchise revenue	1,500	85,000
Other liabilities	-	(53,925)
Net cash (used in) operating activities	(3,775,810)	(2,425,198)

Cash flows from investing activities:
Purchase of property and equipment	(762,400)	(584,389)
Proceeds from sale of assets	76,319	-
Investment in purchased subsidiaries	(621,600)	-
Net cash (used in) investing activities	(1,307,681)	(584,389)

Cash flows from financing activities:
Proceeds from exercise of common stock options	25,500	-
Payment of preferred stock dividends	(159,596)	-
Proceeds from note payable to related parties	100,000	-
Repayment of notes payable to related party	-	(30,000)
Proceeds from sale of common stock	-	1,622,678
Proceeds from sale of preferred stock and warrants	-	5,622,996
Net cash (used in) provided by financing activities	(34,096)	7,215,674

Net (decrease) increase in cash and cash equivalents	(5,117,587)	4,206,087
Cash and cash equivalents, beginning of period	5,405,069	1,198,982
Cash and cash equivalents, end of period	$287,482	$5,405,069

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$37,500	$-
Non-cash investing activities:
Notes payable issued for acquisition of assets	$500,000	$-
Common stock issued for acquisition of assets	$2,502,215	$-
Non-cash financing activities:
Common stock issued for offering expenses	-	$43,927
Accrued preferred stock dividends	$137,889	$-
See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

Spicy Pickle Franchising, Inc. ("Spicy Pickle" or the "Company”) was organized in the State of Colorado on January 14, 2003 as a limited liability company and on September 8, 2006 converted to a corporation. The Company is engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine-style, deli and Panini sandwiches, salads, soups and soft drinks. Through December 31, 2008, the Company has signed agreements with franchisees to open 102 restaurants. Thirty two of the franchisee-owned restaurants and seven Company-owned restaurants were open as of December 31, 2008.  The restaurants are located in 13 states. The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

The business of each of the Company owned restaurants is operated by a wholly owned subsidiary.

In October 2008 the Company, acquired the operating assets of Bread Garden Franchising, Inc. (“Bread Garden”).  Bread Garden is in the business of marketing and franchising Bread Garden Urban Cafés, restaurants that also specialize in fast casual dining.  At December 31, 2008 there were 11 franchised Bread Garden Urban Cafés located in metropolitan Vancouver in British Columbia, Canada.

2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $5,612,749 for the year ended December 31, 2008 and has incurred significant net losses since inception.

The Company has been developing its franchise network through the sale of franchises and through acquisition.  The Company has relied on fund raising and the sales of new franchises to augment the cash it receives from continuing royalty payments for its cash flow.  The unanticipated economic conditions of 2008 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in the Company’s cash position.  As soon as it became apparent that the economic downturn would not correct itself in 2008, the Company significantly reduced its corporate overhead mostly in the area of personnel cost.

The Company’s ability to fund its operations will depend on the length of time of the current economic downturn, its future performance and its ability to successfully implement its business and growth strategies.  In the event that the Company needs additional capital and is unable to obtain it, it could be left without sufficient liquidity.  The nature of the Company’s business is that a portion of its revenue is a continuing stream from franchisees.  The Company will continually monitor its expenses and reduce those expenses as best it can to match the revenue flow.  Management may elect to raise money during the year ended December 31, 2009 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of its securities.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, SP Broadway, LLC, SP Chicago, LLC, Crumb Rustic Bakery, LLC, SP Promenade, LLC, SP DU, LLC, SP Federal Heights, LLC, SP Greenwood, LLC, SP Harmony, LLC, SP College Avenue, LLC, all of which are established as Colorado limited liability companies, and SPBG Franchising, Inc., a Canadian corporation.  All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Accounts Receivable
Accounts receivable consists primarily of amounts billed to franchisees for royalties, advertising fees, expenses advanced on behalf of the franchisees and expected rebates from vendors. The Company makes its best estimate of the amounts of probable credit losses in the Company’s existing accounts receivable and provides for such loss as an allowance for doubtful accounts.  At December 31, 2008 and at December 31, 2007, the Company estimated an allowance for doubtful accounts of $70,595.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Goodwill and Other Intangibles
Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in various transactions conducted during 2008.  Other intangibles consist mainly of reacquired franchise rights.

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

As of December 31, 2008, the Company performed an impairment analysis of the goodwill and indefinite lived intangibles assets.  For the year ended December 31, 2008 there was no indication of impairment in goodwill and indefinite lived intangible assets.

Long-Lived Assets
In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2008 and 2007.

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

Concentration of Credit Risks
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade accounts receivable. The Company’s receivables are primarily from its franchisees. To the extent our franchisees face difficult economic conditions, the Company is exposed to a concentration of credit risk.

The Company’s cash is primarily in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. However, the Company believes the risk of loss to be minimal.

Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, SFAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  The adoption of this statement had no impact on the Company’s financial statements.  SFAS 157 defines the hierarchy as follows:
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.
Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.
Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Revenue Recognition
Initial Franchise Fees - The Company enters into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by the Company have been substantially completed, which is generally when the business commences operations. Initial franchise fees were established at $45,000 and $35,000 for the years ended December 31, 2008 and 2007, respectively.  Franchise fees recognized were $252,500 and $497,500 for the years ended December 31, 2008 and 2007 respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to the Company based on 5% of weekly gross sales as reported to the Company through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $819,489 and $577,334 for the years ended December 31, 2008 and 2007, respectively.

Product Sales – During the year ended December 31, 2007 the Company sold logo products to its franchisees. Sales were recognized when products are shipped to the franchisee. Product sales were $17,411 for the year ended December 31, 2007.  As of December 31, 2008 the Company is using a third party to provide logo products to its franchisees.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Rebates - Rebates received from purveyors that supply products to the Company's franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $235,305, and $151,020 for the years ended December 31, 2008 and 2007, respectively.

Restaurant and Bakery Sales - The Company records revenue from restaurant and bakery sales upon delivery of the related food and other products to customers, which, in the case of the bakery, are our franchisees.  There were no bakery sales in 2007.

Advertising Costs
Franchisees must contribute to an advertising fund established by the Company at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the Bread Garden Urban Café brand of total franchisee gross sales. The Company, at its discretion, may spend more or less than actual advertising receipts from the franchises. Advertising fees collected were $375,477 and $291,881 for the years ended December 31, 2008 and 2007, respectively. These fees are offset against advertising expenses, which are recognized when incurred. The Company incurred advertising expense of $828,335 and $443,566 in 2008 and 2007, respectively, including those from the advertising fund and the Company’s own advertising expenses. The net amounts reflected in the financial statements are $452,858 and $151,685 in 2008 and 2007, respectively.

Income Taxes
The provision for income taxes is determined in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, "Accounting for Leases.'' In addition, certain of the Company's lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. Beginning January 1, 2006, the Company adopted FASB Staff Position (“FSP”) No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period'' ("FSP 13-1''). FSP 13-1 states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period.  Deferred rent expense at December 31, 2008 was $93,052 and will be charge to rent expense over the life of the leases to which it relates.

The Company includes any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

Equity-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company has adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 was $840,395 and $403,368, respectively, which consisted of stock-based compensation expense related to employee stock options.

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

The weighted average fair value of options granted during 2008 of $0.168 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 43.18%, expected term of 2.5 years, risk-free interest rate of 2.4% and no expected dividend yield.

The weighted average fair value of options granted during 2007 of $0.222 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 41.66%, expected term of 2.5 years, risk-free interest rate of 5.9%, and expected dividend yield of 0%.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Foreign Currency Transactions
Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollars (“U.S. dollars”) and the accompanying consolidated financial statements have been expressed in U.S. dollars. In addition, one of the Company’s operating subsidiaries in Canada maintains their books and record in their local currency, Canadian dollars, which are the functional currency of the economic environment in which their operations are conducted.

Assets and liabilities of the subsidiary whose functional currency is not the U.S. dollars are translated into US dollars, in accordance with SFAS No 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary is recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Recent Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" (“SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company's financial position or results of operations.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position or results of operations.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position or results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees and also clarify the disclosure requirements of SFAS 161.  FSP 133-1 and FIN 45-5 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP 133-1 and FIN 45-4 did not have a material impact on the Company’s current financial position or results of operation.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

3. Property and Equipment

Major classes of property and equipment consist of the following:

	2008	2007
Computer software and equipment	$161,860	$86,643
Furniture and fixtures	296,056	47,753
Office equipment	26,681	26,344
Leasehold improvements	1,153,294	392,994
Kitchen equipment	533,862	147,548
Vehicles	17,340	17,340
Construction in progress	41,186	35,303
	2,230,279	753,926
Less: accumulated depreciation	(332,640)	(68,175)
	$1,897,639	$685,751

The Company recorded depreciation expense related to these assets of $285,602 and $26,620 in 2008 and 2007, respectively.

4. Business Combinations

In 2008 the Company made an investment in an existing franchised restaurant, purchased the assets of four existing franchised restaurants and acquired the assets of an existing franchisor in an effort to expand its operations in the Spicy Pickle brand and to franchise another branded concept, Bread Garden Urban Cafés, in the fast casual restaurants industry.

On February 5, 2008, the Company acquired from a franchisee a 60% ownership interest in an existing franchised restaurant operating in Ft. Collins, Colorado.  The Company paid an aggregate of $120,000 for its interest, which included the repayment of a $119,400 note owed by the previous owner to a third party.  The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of $80,000 at the purchase date is as follows:

At February 5, 2008:

Current assets	$14,900
Property and equipment	120,718
Lease deposits	7,200
Goodwill	57,182
Total and net assets acquired	$200,000

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.  Subsequent to the date of purchase an additional $2,572 was added to goodwill for acquisitions costs.

Subsequent to the acquisition of the minority interest in the franchised restaurant an amount of $28,045 which was owed to the Company by the franchisee was converted to additional equity thereby reducing the minority interest.

On February 21, 2008, the Company acquired substantially all of the assets, including lease assignments, of an existing franchise restaurant location in Chicago, Illinois from a franchisee.  No liabilities were assumed in the

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

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

The aggregate purchase price was $844,310, including $344,310 of cash and three-year notes aggregating $500,000 with interest at 10% per year payable monthly.  Additional consideration may be required if aggregate annual sales for the locations exceed $1,425,000 at a rate of 6% of any such excess through February 28, 2011.  Any additional consideration will be expensed as paid.  The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

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

On October 1, 2008, the Company acquired all of the operating assets of Bread Garden, a company which franchises fast casual restaurants under the trade name Bread Garden Urban Café.  Bread Garden currently has 11 franchised locations in the Vancouver, British Columbia, Canada metropolitan area.  The assets were acquired in exchange for 5,177,500 restricted shares of the registrant’s common stock and warrants to purchase 3,038,750 shares of the registrant’s common stock, 2,700,000 are exercisable at $0.63 per share and 338,750 are exercisable at $0.615 per share.  The warrants are exercisable for five years.  Certain of the shares and warrants are subject to a lock-up agreement.  Pursuant to the lock-up agreement, 4,500,000 shares of the common stock and 2,700,000 of the warrants issued pursuant to the Asset Purchase Agreement, cannot be sold, transferred or otherwise disposed of for a period of one year from the effective date of the closing.  The remaining 677,500 common shares and 338,750 warrants are not covered by the lock-up agreement and are only subject to the restriction of the Securities and Exchange Commission rules and regulations for unregistered securities.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

At October 1, 2008:

Property, and equipment	$52,175
Lease deposits	7,702
Goodwill	2,538,882
Total and net assets acquired	$2,598,759

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.

As of December 31, 2008 the purchase price allocation of the acquisition of this restaurant’s operations is preliminary dependent on finalization of the Company’s valuation assessment in accordance with SFAS No. 141, “Business Combinations.”

The proforma unaudited results of operations for the years ended December 31, 2008 and 2007, assuming that the acquisitions had occurred at the beginning of each period presented, would be as follows:

	2008	2007
Revenue	$4,803,224	$3,462,268
Net loss attributed to common shareholders	$(5,810,697)	$(3,430,300)
Loss per share	$(0.12)	$(0.8)

The $2,859,461 of aggregate goodwill recognized in all of the acquisitions was assigned to the franchise operations segment and the restaurant operations segment in the amounts of $2,538,882 and $320,579, respectively.  The total amount is expected to be deductable over a fifteen year period for tax purposes.

5. Commitments and Contingencies

The Company leases office space, as well as restaurant locations, under non-cancelable operating leases, which expire through 2018.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2008 are as follows:

2009	$458,743
2010	435,447
2011	417,091
2012	378,369
2013	351,734
Later years	876,358
$2,917,742

Rent expense for the years ended December 31, 2008 and 2007 was $529,465 and $146,039, respectively.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

6. Stockholders’ Equity

The Company is authorized to issue two hundred million (200,000,000) shares of common stock, par value $0.001. At December 31, 2008, the Company has reserved 7,417,500 shares of common stock for issuance upon exercise of awards granted under the Company’s 2006 Stock Option Plan (Note 10).

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

The Company filed a registration statement with the United States Securities and Exchange Commission (“SEC”) that became effective during January 2007. The registration statement covered 8,240,000 common shares of the Company held by shareholders. The Company has not received and will not receive any proceeds from the sales of these shares by the selling shareholders. In addition, the Company registered 10,000,000 common shares to be sold by the Company, and the Company received the proceeds from such sales.  As of December 31, 2007, the Company had sold 4,352,780 of such shares at a price of $.40 per share for gross proceeds of $1,741,112, less offering expenses of $162,361, for net proceeds of $1,578,751.  The offering was terminated November 15, 2007.

The Company completed a private equity financing of $5,992,500 on December 14, 2007, with 14 accredited investors.  Net proceeds from the offering were approximately $5,623,000.  The Company issued 705 shares of its Series A Variable Rate Convertible Preferred Stock, par value $0.001 per share and stated value of $8,500 per share (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock is immediately convertible into 10,000 shares of the Company’s $.001 par value common stock.  This conversion rate implies a discount to the fair value of the common stock of $.26 per share ($1,833,000), which amount will be recorded by the Company $1,350,221 as a current dividend on the Series A Preferred Stock with an additional dividend of $482,779 recorded ratably over a 45-day period immediately subsequent to December 31, 2007.  During the year ended December 31, 2008 56 shares of the Series A Preferred Stock were converted into 561,194 shares of the Company’s $.001 par value common stock.

Additionally, the Company shall pay each holder of Series A Preferred Stock cumulative dividends at a rate per share of 5% per annum until the second anniversary of the original issue date, 7.5% per annum from the second anniversary of the original issue date until the third anniversary of the original issue date, and 14% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on July 1, 2008, and upon conversion or redemption of the Series A Preferred Stock. Such dividends are payable in cash or, at the Company’s option, in shares of common stock or a combination thereof.  The dividend on the Series A Preferred stock for the year ended December 31, 2008 was $298,485.  Subsequent to December 31, 2008 the Company issued 798,555 shares of its $.001 par value common stock in settlement of $135,035 of the accrued dividend at December 31, 2008 and cash of $2,854.

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

The warrants that each investor received as a result of the Series A Preferred Stock financing are exercisable immediately at an exercise price of $1.60 per share.  The Company was obligated to register the common shares

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

underlying the warrants within 180 days of the closing date in order to avoid cash penalties which could amount to an aggregate of $719,100.  The Company completed the registration of the shares during February 2008.  No warrants were exercised during the year ended December 31, 2008.

The Company has determined the fair value of the warrants as of the issuance date. The Company used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to half of the contractual term of the warrants, no dividends, a risk free rate of 5.5%, and volatility of 39%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate fair value of approximately $952,500.  A portion of this amount ($821,872) has been allocated to Common Stock Warrants in the accompanying balance sheet based upon the percentage relationship of the warrant fair value to the total fair value of the offering multiplied by the gross proceeds of the offering.

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

Proceeds were used during 2008 for the acquisition and /or internal development of eight Company owned restaurant locations, the bakery facility and to fund working capital requirements.

In addition, the Company issued 80,000 shares and 2,284,818 shares of common stock to non-employees for services rendered during 2008 and 2007, respectively. The Company recorded the shares at their fair value at the issue dates with fair value determined to be equivalent to the then-current market price.  For the year ended December 31, 2008 the fair value of the shares amounted to an aggregate of $70,000 which was recorded as deferred compensation.  For the year ended December 31, 2007 the fair value of the shares amounted to an aggregate of $1,067,500 of which $196,208 has been recorded as current expenses for consulting services with the remaining balance of $871,292 recorded as deferred compensation costs. All of the deferred compensation was amortized to expense during 2008.

During the year ended December 31, 2008, holders of 82,500 common stock purchase options issued pursuant to Company’s 2006 Stock Option Plan (see Note 10) exercised their options, pursuant to which the Company issued 82,500 shares of common stock resulting in $25,500 of proceeds to the Company.

7. Earnings Per Share Data

Earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128 "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year. At December 31, 2008 and 2007, any equivalents would be anti-dilutive as the Company had losses for the years then ended.

8. Income Taxes

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Income tax provision (benefit) for the year ended December 31, 2008 and 2007 is summarized below:
	2008	2007
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(1,606,000)	(1,053,000)
State	(249,000)	(163,000)
Total deferred	(1,855,000)	(1,216,000)
Increase in valuation allowance	1,855,000	1,216,000
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2008	2007
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2008 and 2007 were as follows:

Deferred tax assets:	2008	2007
Net operating loss carryovers	$3,051,000	$1,299,000
Taxable deferred franchise fees	238,000	130,000
Other	9,000	14,000
Valuation allowance	(3,298,000)	(1,443,000)
	$-	$-

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,298,000 allowance at December 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,855,000.

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $8,150,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2026	$619,000
2027	$2,807,000
2028	$4,724,000

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

9. Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

The Company rents a suite at a local events center from a partnership in which an officer and member of the Company is a partner. The partnership passed through the rent at the same rate it paid to the event center owner. The booth is used primarily for marketing entertainment purposes. The amounts charged to expense were $75,641 and $75,197 for the years ended December 31, 2008 and 2007, respectively.

In December 2008 two members of the Board of Directors granted the Company a line of credit which expires January 31, 2010.  The line of credit is for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain assets of the Company.  At December 31, 2008 the interest rate on the borrowings was 4.25% and balance outstanding was $100,000.

10. Stock-Based Compensation

In October 2006, the Company’s Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by the Company’s stockholders the same month. The 2006 Plan provides for the grant of up to 7,500,000 shares of the Company’s common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. The Company’s Board of Directors has delegated authority to grant awards under the 2006 Plan to the Company’s Compensation Committee.

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Outstanding January 1, 2007	100,000	$0.25		$7,590
Granted	3,960,000	$0.78		893,796
Exercised	-
Cancelled	-
Outstanding December 31, 2007	4,060,000	$0.76	4.80	901,386
Granted	3,060,000	$0.65	4.49	515,232
Exercised	82,500	$0.31		7,997
Cancelled	891,250	$0.98		260,581
Outstanding December 31, 2008	6,146,250	$0.67	4.02	$1,148,040
Exercisable December 31, 2008	5,532,500	$0.65	4.01	$1,060,771

The following table summarizes information concerning outstanding and exercisable options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.25 - $1.29	6,146,250	4.02	$0.67	5,532,500	$0.65

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

11. Business Segment information

The Company operates in three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the year ended December 31, 2008 includes the operating activities of eight company-owned restaurants.

The Bakery Operations segment is comprised of the operating activities of a bakery located at one of the Company’s Denver restaurants, which supplies breads and other bakery products for Company and franchisee-owned locations in Colorado.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name or the Bread Garden name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle or the Bread Garden name as the case may be.

The following table sets forth certain restaurant data relating to company-owned and franchise-operated restaurants:

	2008	2007
Number of restaurants:
Company-owned:
Beginning of period	1	-
Restaurants opened (includes 4 restaurants converted from franchise owned to company owned)	7	1
Restaurants sold	(1)	-
End of period	7	1

Franchise-operated:
Beginning of period	35	16
Restaurants opened	5	19
Restaurants closed (includes 4 restaurants converted from franchise owned to company owned)	(8)	-
End of period	32	35
System-wide:
Beginning of period	36	16
Restaurants opened (net of conversions from company owned to franchised)	7	20
Restaurants closed	(4)	-
End of period	39	36

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). In 2008 the Company’s bakery segment had sales to the restaurant segment in the amount of $112,594.  There were no inter-segment sales in 2007.  Management has determined that the Company’s reportable segments are strategic business units that offer different products and services.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Segment information related to the Company's three business segments follows:

	2008	2007
Revenues:
Company restaurant operations	$2,756,276	$(119,764)
Franchise operations	354,075	-
Franchise operations	1,307,295	(3,515,335)
Total revenues	$4,417,646	$(3,635,099)

Segment profit (loss)
Company restaurant operations	$(560,713)	$102,615
Bakery operations	(64,254)	-
Franchise operations	(4,985,734)	1,200,608
Total profit (loss)	$(5,610,701)	$1,303,223

Segment assets:
Company restaurant operations	$2,014,714	$625,874
Bakery operations	372,146	-
Franchise operations	3,178,330	5,814,185
Total segment assets	$5,565,190	$6,440,059

Segment liabilities:
Company restaurant operations	$1,484,406	$102,615
Bakery operations	24,793	-
Franchise operations	832,727	1,200,608
Total segment liabilities	$2,341,926	$1,303,223

Depreciation and amortization (included in segment profit (loss):
Company restaurant operations	$216,495	$3,876
Bakery operations	39,652	-
Franchise operations	29,455	22,744
Total depreciation and amortization	$285,602	$26,620

Capital expenditures:
Company restaurant operations	$994,025	$561,761
Bakery operations	261,240	-
Franchise operations	2,591,298	22,628
Total capital expenditures	$3,846,563	$584,389

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

The Company operates in the United States of America and Canada.  In respect of geographical segment reporting, revenues and total assets are based on the country where the operations are conducted.

Geographic Revenues:
United States of America	$4,256,612	$1,273,993
Canada	74,861	-
Total Revenues	$4,331,473	$1,273,993

Geographic assets:
United States of America, including goodwill of $320,579	$2,952,456	$6,440,059
Canada, including goodwill of $2,538,882	2,612,734	-
Total assets	$5,565,190	$6,440,059

Note 12. Sales of Assets

In December 2008 the Company sold all of the operating assets of one of its restaurants to a new franchisee for approximately $116,000, paid with $81,000 in cash and a note in the amount of $35,000.  The note is payable in ten installment of $3,500 plus accrued interest on the unpaid principal at a rate of 8% per annum.  The note will be fully paid during 2009.  The Company recognized a loss on the sale of approximately $32,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 1, 2008, Gordon, Hughes & Banks, LLP (“GH&B”) resigned as our independent registered public accounting firm.  GH&B recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B and certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly.  Concurrent with the resignation of GH&B, we, through and with the approval of our Audit Committee, engaged Eide Bailly as our independent registered public accounting firm.

During our two most recent fiscal years and the period through November 1, 2008, there were no disagreements with GH&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GH&B, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring from during our two most recent fiscal years and the period through November 1, 2008.

During the period prior to the engagement of Eide Bailly, neither we nor anyone on our behalf consulted Eide Bailly regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, Eide Bailly has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

We provided a copy of the foregoing disclosures to GH&B prior to the date of the filing of our report on Form 8-K and requested that GH&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements in that report. A copy of the letter furnished in response to that request was filed as an exhibit to the Form 8-K.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluation as of December 31, 2008, our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based

on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
Marc N. Geman	63	Chairman and Chief Executive Officer
Anthony S. Walker	36	Director and Chief Operating Officer
Kevin Morrison	43	Chief Culinary Officer
Arnold Tinter	63	Chief Financial Officer
Raymond BonAnno	68	Director
Presley Reed	62	Director

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

Raymond J. BonAnno - Mr. BonAnno has served as a member of our Board of Directors since April 2006. He has spent more than 30 years in the automotive carrier truck industry. Mr. BonAnno was Director of Operations, Baker Driveaway Co., Inc. (1973-1975) and at E & L Transport, Inc. (1975-1977). In 1977, he was recruited by Ryder Systems, Inc. to be General Manager - Cadillac Division (1977-1982). With Ryder, he held assignments of increasing responsibility for 23 years until his departure in 1990. Mr. BonAnno has a BBA degree in finance from the University of Notre Dame (1963) and an MBA, Advanced Management Program from Michigan State University (1983). Mr. BonAnno is the recipient of the Ernst & Young LLP’s Rocky Mountain Entrepreneur of the Year award for 2007. In 1990, Mr. BonAnno purchased an interest in Fleet Car Carriers and now he and his family own that company. Mr. BonAnno currently serves on the University of Notre Dame Advisory Council for the College of Arts and Letters, the Board of Advisors for the University of Detroit Jesuit High School and Academy

and the Advisory Board for the Alliance Real Estate Investment Fund. Mr. BonAnno also serves as a member of the Board of Directors of the Colorado Capital Bank, Cherry Creek Branch, and the Agents Title Insurance Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC and any exchange on which the common stock is listed for trading and to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of such reports and written representations of certain of such persons furnished to us during or with respect to the last fiscal year, the following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:
.
Reporting Person	Date Report Due	Date Report Filed
Marc Geman	01/10/2008	02/22/2008
Marc Geman	02/25/2008	02/26/2008
Marc Geman	03/19/2008	03/31/2008
Anthony Walker	03/19/2008	06/03/2008
Anthony Walker	05/30/2008	06/03/2008

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Total ($)
Marc Geman Chief Executive Officer	2008 2007	353,043 150,000	- 73,000	91,716 95,561	444,759 318,561
Arnold Tinter Chief Financial Officer	2008 2007	196,135 135,000	- 25,000	63,991 101,837	260,126 261,837
Anthony Walker Chief Operating Officer	2008 2007	147,101 100,000	10,000	51,708 48,843	198,809 158,843

(1)
The value of the options granted during 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:  expected volatility of 43.18%, expected term of 2.5 years, risk-free interest rate of 2.4% and no expected dividend yield.  The value of the options granted during 2007 was estimated with the following weighted average assumptions:  expected volatility of 41.66%, expected term of 2.5 years, risk-free interest rate of 5.9% and no expected dividend yield.

(2)
Under Mr. Geman’s employment agreement, his salary increased to $360,000 per annum effective January 1, 2008.  Subsequent to December 31, 2008 Mr. Geman agreed to reduce his salary to $250,000 per annum until such time as economic conditions improve.  The bonus awarded in 2007 was granted by the Compensation Committee of the Board of Directors.  Mr. Geman receives no compensation for his services as a director.

(3)
From January 2007 to July 2007, Mr. Tinter was compensated as an independent contractor at the rate of $5,000 per month.  Subsequent to July 1, 2007, Mr. Tinter became a full-time employee of our Company and under a verbal agreement received $12,500 per month as compensation through December 31, 2007 and $200,000 per annum through December 31, 2008.  Subsequent to December 31, 2008 Mr. Tinter agreed to reduce his salary to $162,500 per annum until such time as economic conditions improve.  The bonus awarded in 2007 was granted by the Compensation Committee of the Board of Directors.

(4)
Under Mr. Walker’s employment agreement, his salary increased to $150,000 per annum effective January 1, 2008.  Subsequent to December 31, 2008 Mr. Walker agreed to reduce his salary to $100,000 per annum until such time as economic conditions improve.  The bonus awarded in 2007 was granted by the Compensation Committee of the Board of Directors.  Mr. Walker receives no compensation for his services as a director.

The value of option awards are the dollar amount recognized for financial statement reporting purposes.

The following table sets forth, at December 31, 2008, information concerning unexercised options for each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Marc Geman	500,000 (1) 500,000 (2) 340,000 (3) -	- - - 150,000 (4)	- - -	0.6325 1.2600 0.900 0.725	9/20/12 12/14/12 3/17/13 8/6/13
Arnold Tinter	125,000 (5) 400,000 (1) 500,000 (2) 200,000 (3)	75,000 (5) - 100,000 (4)	- - -	0.2500 0.5750 1.1500 0.820 0.655	1/25/12 9/20/12 12/14/12 3/17/13 8/6/13
Anthony Walker	300,000 (1) 180,000 (3)	100,000 (4)	-	0.6325 0.900 0.725	9/20/12 3/17/13 8/6/13

(1)	Options vested September 20, 2007.
(2)	Options vested June 14, 2008.
(3)	Options vested September 17, 2008.
(4)	Options vested February 6, 2009
(5)	50,000 options vested January 25, 2007, 75,000 options vest January 25, 2008 and 75,000 options vested January 25, 2009.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Other than as discussed below in “Executive Compensation – Employment Agreements,” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of our company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

The following table sets forth, for the year ended December 31, 2008, the compensation earned for the services rendered in all capacities by our directors.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Raymond BonAnno (1)	-	-	24,205	-	-	-	24,205
Presley Reed (2)	-	-	24,205	-	-	-	24,205

(1)
During the year ended December 31, 2008, Mr. BonAnno was awarded options to purchase 500,000 shares of common stock, all of which were outstanding, vested and exercisable at December 31, 2008.  The exercise price of the options is $.185 per share.  The options expire November 24, 2013.

(2)
During the year ended December 31, 2008, Mr. Reed was awarded options to purchase 500,000 shares of common stock, all of which were outstanding, vested and exercisable at December 31, 2008.  The exercise price of the options is $.185 per share.  The options expire November 24, 2013

The value of option awards are the dollar amount recognized for financial statement reporting purposes.  The value of the options granted during 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:  expected volatility of 43.18%, expected term of 2.5 years, risk-free interest rate of 2.4% and no expected dividend yield.

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

We have an employment agreement with our Chief Operating Officer, Anthony Walker. His base salary is currently $150,000 per annum.  The term is for two years and ended on August 13, 2008, and we are continuing even though there is no formal agreement.  If Mr. Walker is terminated without cause or resigns with good reason (as defined in his agreement, which good reason includes a change in control), then he receives a lump sum payment of his salary for a 12-month period as severance.

We have an employment agreement with our Chief Culinary Officer, Kevin Morrison. His base salary is currently $150,000 per annum. The term is for two years and ended on August 13, 2008, and we are continuing even though there is no formal agreement.  If Mr. Morrison is terminated without cause or resigns with good reason (as defined in his agreement, which good reason includes a change of control), then he receives a lump sum payment of his salary for a 12-month period as severance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 16, 2009 by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group.

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

Unless otherwise indicated, each person named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person. Unless otherwise indicated, the address of each of the following persons is 90 Madison Street, Suite 700, Denver, Colorado 80206. All percentages of common stock beneficially owned by the listed persons are based upon 54,387,347 shares of common stock outstanding at March 16, 2009, and shares of common stock subject to options, warrants and convertible securities within 60 days of the date hereof are deemed to be outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed to be outstanding for computing the percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Marc Geman (1)	7,492,264	13.41%
Common Stock	Anthony Walker (2)	6,674,036	12.14%
Common Stock	Kevin Morrison (3)	5,665,100	10.36%
Common Stock	Raymond BonAnno (4)	3,185,525	5.77%
Common Stock	Presley Reed (5)	5,541,784	9.71%
Common Stock	Arnold Tinter (6)	1,400,000	2.51%
Common Stock	EWM Investments (7)	4,122,300	7.58%
Common Stock	All Directors and Executive Officers as a Group (6 persons)	29,958,709	52.84%

Preferred Stock	Raymond BonAnno	12	1.70%
Preferred Stock	Presley Reed	120	17.02%
_________________

(1)	Includes 1,490,000 shares based on options exercisable within 60 days.

(2)	Includes 580,000 shares based on options exercisable within 60 days.

(3)	Includes 300,000 shares based on options exercisable within 60 days.

(4)
Includes 2,360,445 shares owned of record by the BonAnno Family Partnership; Raymond BonAnno has voting and dispositive power over such shares, 15,080 owned by Raymond BonAnno and Joan BonAnno, 120,000 shares based on conversion of Series A Preferred Stock owned jointly by Mr. BonAnno and his wife, 90,000 shares based on exercise of warrants jointly owned by Mr. BonAnno and his wife, and 600,000 shares based on options exercisable within 60 days.

(5)
Includes 1,695,376 shares owned jointly by Presley and Patricia Reed, 1,146,408 shares owned by the Presley Reed 1999 Family Trust, of which Patricia Reed, Mr. Reed’s wife, is the beneficiary, 1,200,000 shares based on conversion of Series A Preferred Stock owned jointly by Mr. Reed and his wife, 900,000 shares based on exercise of warrants jointly owned by Mr. Reed and his wife, and 600,000 shares based on options exercisable within 60 days.

(6)	Includes 1,025,000 shares based on options exercisable within 60 days.

(7)	Ernest Moody has sole voting and dispositive power over the shares owned of record by EWM Investments.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to our 2006 Stock Option Plan, the only compensation plan under which our equity securities are authorized for issuance, which plan was approved by our shareholders in 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,146,250	$0.646	1,353,750
Equity compensation plans not approved by security holders	None		None
Total	6,146,250	$0.646	1,353,750

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

In December 2008 Raymond BonAnno and Presley Reed, two of our directors granted the Company a line of credit which expires January 31, 2010.  The line of credit is for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain assets of the Company.  At December 31, 2008 the interest rate on the borrowings was 4.25% and balance outstanding was $100,000.

Director Independence

The following members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15): Raymond BonAnno and Presley Reed.  Neither member of the Company’s Audit Committee, whose members are Marc Geman and Raymond BonAnno, meets the Audit Committee independence requirements of NASDAQ Rule 4350(d).

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by Eide Bailly, LLP and Gordon, Hughes & Banks, LLP, our registered public accounting firms, during the fiscal years ended December 31, 2008 and December 31, 2007 respectively for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	December 31,	December 31,
	2008	2007

Audit Fees	$37,611	$40,820
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees (audit of acquired subsidiary)	31,159	--
Total fees	$68,770	$40,820

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The Consolidated Financial Statements of Spicy Pickle Franchising, Inc. and its subsidiaries and the Independent Registered Public Accounting Firm’s report dated March 24 2008, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)
3.1	Amended Articles of Incorporation of the Registrant (2)
3.2	Bylaws (3)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)
10.1	Employment Agreement - Marc Geman (3)*
10.2	Employment Agreement - Anthony Walker (3)*
10.3	Employment Agreement - Kevin Morrison (3)*
10.4	2006 Stock Option Plan (3)
10.5	Promissory Note to Spicy Pickle, LLC (3)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (5)
10.7	Form of Warrant (6)
10.8	Registration Rights Agreement dated as of December 14, 2007 (7)
10.9	Lock-Up Agreement of Marc Geman (8)
10.10	Form of Lock-Up Agreement executed by other officers and directors (9)
10.11	Amendment No. 1 to Securities Purchase Agreement (10)
16.1	Letter from Gordon, Hughes & Banks, LLP (11)
21.1	List of Subsidiaries (12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (12)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (12)
32.1	Section 1350 Certification of Chief Executive Officer (12)
32.2	Section 1350 Certification of Chief Financial Officer (12)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 23, 2008.
(11)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on November 5, 2008.
(12)	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

Date: March 30, 2009	By:	/s/ Marc Geman
Marc Geman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Geman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2009
Marc Geman

/s/ Arnold Tinter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009
Arnold Tinter

/s/ Anthony Walker	Director	March 30, 2009
Anthony Walker

/s/ Presley Reed	Director	March 30, 2009
Presley Reed

/s/ Raymond BonAnno	Director	March 30, 2009
Raymond BonAnno

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)
3.1	Amended Articles of Incorporation of the Registrant (2)
3.2	Bylaws (3)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)
10.1	Employment Agreement - Marc Geman (3)
10.2	Employment Agreement - Anthony Walker (3)
10.3	Employment Agreement - Kevin Morrison (3)
10.4	2006 Stock Option Plan (3)
10.5	Promissory Note to Spicy Pickle, LLC (3)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (5)
10.7	Form of Warrant (6)
10.8	Registration Rights Agreement dated as of December 14, 2007 (7)
10.9	Lock-Up Agreement of Marc Geman (8)
10.10	Form of Lock-Up Agreement executed by other officers and directors (9)
10.11	Amendment No. 1 to Securities Purchase Agreement (10)
16.1	Letter from Gordon, Hughes & Banks, LLP (11)
21.1	List of Subsidiaries (12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (12)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (12)
32.1	Section 1350 Certification of Chief Executive Officer (12)
32.2	Section 1350 Certification of Chief Financial Officer (12)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 23, 2008.
(11)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on November 5, 2008.
(12)	Filed herewith.