Form 10-Q
period 2009-03-31
SPICY PICKLE FRANCHISING INC
filed 2009-05-14
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐ (Not required)

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
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2009 there were 54,387,347 shares of common stock outstanding.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,361	$287,482
Current portion of notes receivable	31,500	35,000
Accounts receivable, trade, net	297,355	251,173
Inventory	35,313	34,180
Prepaid expenses and other current assets	25,446	63,449
Total current assets	605,975	671,284
Property and equipment, net of accumulated depreciation	1,813,426	1,897,639
Other assets:
Deposits and other assets	82,398	81,806
Goodwill and other intangible assets	2,914,461	2,914,461
Total other assets	2,996,859	2,996,267
Total assets	$5,416,260	$5,565,190

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$435,944	$440,190
Accrued expenses and compensation	149,817	247,340
Accrued dividends	71,797	137,889
Deferred franchise revenue	812,505	771,500
Total current liabilities	1,470,063	1,596,919
Notes payable to related parties	500,000	100,000
Long-term debt	470,000	500,000
Deferred rent expense	82,555	93,052

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
649 shares of Series A Variable Rate Convertible
Preferred Stock, stated value $8,500 per share,
issued and outstanding in 2009 and 2008	4,418,941	4,418,941
Common stock, $.001 par value, 200,000,000 shares authorized,
54,387,347 and 53,535,247 shares issued and outstanding
in 2009 and 2008, respectively	54,388	53,535
Additional paid in capital	9,672,538	9,548,678
Noncontrolling interest in consolidated subsidiary	51,954	51,955
Fair value of common stock warrants	873,825	873,825
Accumulated (deficit)	(12,157,638)	(11,658,300)
Accumulated comprehensive income (loss)	(20,366)	(13,415)
Total stockholders' equity	2,893,642	3,275,219
Total liabilities and stockholders’ equity	$5,416,260	$5,565,190

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenue:
Restaurant and bakery sales	$698,620	$407,165
Franchise fees and royalties	304,975	218,202
Total revenues	1,003,595	625,367

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	230,201	165,294
Labor	299,961	196,262
Occupancy	104,012	52,208
Depreciation	72,058	27,595
Other operating costs	77,980	108,745
Total restaurant and bakery operating costs	784,212	550,104

Franchise and general:
General and administrative	695,486	1,601,298
Depreciation	8,688	6,409
Total franchise and general	704,174	1,607,707

Total operating costs and expenses	1,488,386	2,157,811

(Loss) from operations	(484,791)	(1,532,444)

Other income (expense):
Net interest income (expense)	(14,549)	37,970
Other (expense)	-	(2,777)
Total other income (expense):	(14,549)	35,193

Net (loss)	(499,340)	(1,497,251)
Dividend on preferred stock	(68,944)	(86,440)
Net (loss) attributable to common shareholders	$(568,284)	$(1,583,691)

Other comprehensive (loss):
Foreign currency exchange (loss)	(20,366)	-
Comprehensive (loss)	$(588,650)	$(1,583,691)

Per share information – basic and fully diluted:
Weighted average shares outstanding	54,369,497	47,819,053
Net (loss) per share attributable to common shareholders	$(0.01)	$(0.03)

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Net cash (used in) operating activities	$(435,039)	$(1,013,379)

Cash flows from investing activities:
Purchase of property and equipment	-	(188,465)
Investment in purchased subsidiaries	-	(621,600)
Net cash (used in) investing activities	-	(810,065)

Cash flows from financing activities:
Proceeds from note payable to related parties	400,000	-
Repayment of notes payable	(30,000)	-
Proceeds from exercise of common stock options	-	13,500
Net cash provided by financing activities	370,000	13,500

Effect of foreign exchange rate change	(6,082)	-

Net (decrease) in cash and cash equivalents	(71,121)	(1,809,944)
Cash and cash equivalents, beginning of period	287,482	5,405,069
Cash and cash equivalents, end of period	$216,361	$3,595,125

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation of Interim Period

The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. (the “Company”) at March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended March 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, SFAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  The adoption of this statement had no impact on the Company’s financial statements.  SFAS 157 defines the hierarchy as follows:
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

Business Combinations
Effective January 1, 2009 the Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R change the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changed the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has had no business combinations in this interim period in which SFAS 141R was adopted.

Noncontrolling Interests in Consolidated Financial Statements
Effective January 1, 2009 the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160“). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The adoptions of SFAS 160 had no material impact on the Company’s financial position or results of operations.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Disclosures about Derivative Instruments and Hedging Activities
Effective January 1, 2009 the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows.  The adoption of this statement had no material impact on the Company's financial position or results of operations.

Accounting for Financial Guarantee Insurance Contracts
Effective January 1, 2009 the Company adopted SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  The adoption of this statement had no material impact on the Company's financial position or results of operations.

Accounting for Convertible Debt Instruments
Effective January 1, 2009 the Company adopted FASB Staff Position (“FSP”) FSP APB 14-1, ”Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The adoption of this statement had no material impact on the Company's financial position or results of operations.

Instruments Granted in Share-Based Payment Transactions
Effective January 1, 2009 the Company adopted FSP EITF 03-6-1, ”Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities“ ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  The adoption of this statement had no material impact on the Company's financial position or results of operations.

Instrument Indexed to an Entity's Own Stock
Effective January 1, 2009 the Company adopted EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The adoption of this statement had no material impact on the Company's financial position or results of operations.

Credit Derivatives and Certain Guarantees
Effective January 1, 2009 the Company adopted FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161. The adoption of these statements did not have a material impact on the Company’s current financial position or results of operation.

Recent Pronouncements
In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of Other-Than-Temporary Impairments”.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company does not anticipate the adoption of these FSPs will have a material impact on the Company’s current financial position or results of operation.

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  The Company had a net loss for the three-month periods ended March 31, 2009 and 2008, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets during the year ended December 31, 2008.  The notes bear interest at the rate of 10% per annum payable monthly.  The notes have payment terms of $30,000 per year with the balance due and payable in March 2011.

4.  Stockholders’ Equity

During the three months ended March 31, 2009, the Company issued 798,555 shares of its $.001 par value common stock in lieu of a cash payment of $135,035 of the accrued dividend at December 31, 2008.

In addition, during the three months ended March 31, 2009, the Company issued 53,545 shares of its $.001 par value common stock in lieu of a cash payment of accounts payable of $46,361 which existed at December 31, 2008.

During the three-month period ended March 31, 2008, a holder of the Company’s Series A Variable Rate Convertible Preferred Stock (“Series A Preferred”) converted 25 shares of the Series A Preferred stock into 250,000 shares of the Company’s common stock.

In addition during the three-month period ended March 31, 2008, holders of 52,500 common stock purchase options exercised their options, pursuant to which the Company issued 52,500 shares of common stock resulting in $13,500 of proceeds to the Company.

5.  Income Taxes

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

There were no options granted during the three-month period ended March 31, 2009.

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	6,146,250	$.67	4.02	$1,148,040
Granted	-	-
Exercised	-	-
Cancelled	(176,250)	$.77	3.34
Outstanding March 31, 2009	5,970,000	$.67	3.84	$1,105,124
Exercisable March 31, 2009	5,806,250	$.60	3.53	$1,026,094

Stock-based compensation expense recognized under SFAS No. 123 (Revised 2004), “Share-Based Payment” for the three-month periods ended March 31, 2009 and 2008 was $12,259 and $235,583 respectively, which consisted of stock-based compensation expense related to employee stock options.

7.   Related Party Transactions

In December 2008, two members of the Board of Directors granted the Company a line of credit which expires January 31, 2010.  The line of credit is for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain assets of the Company.  At March 31, 2009, the interest rate on the borrowings was 4.25% and balance outstanding was $500,000.

8.   Business Segment information

The Company operates in three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

panini sandwiches, salads, soups and soft drinks. Information for this segment for the three months ended March 31, 2009 includes the operating activities of seven company-owned restaurants.  Information for this segment for the three months ended March 31, 2008 includes the operating activities of one company-owned restaurant for the entire period and seven for part of the period.

The Bakery Operations segment is comprised of the operating activities of a bakery located at one of the Company’s Denver restaurants, which supplies breads and other bakery products for Company and franchisee-owned locations in Colorado.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name or the Bread Garden name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle or the Bread Garden name, as the case may be.

There were no differences from the financial statements for the year ended December 31, 2008 in the basis of measurement of segment profit or loss.  Segment information related to the Company's three business segments follows:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Company restaurants operations	$617,138	$327,657
Company bakery operations	81,482	79,508
Franchise operations	304,975	218,202
Total Revenues	$1,003,595	$625,367
Segment (loss):
Company restaurants operations	$(90,785)	$(104,491)
Company bakery operations	5,193	(38,448)
Franchise operations	(399,199)	(1,389,505)
Total segment (loss)	(484,791)	(1,532,444)
Net interest income (expense)	(14,549)	37,970
Other expense	-	(2,777)
Net loss	$(499,340)	$(1,497,251)

Total assets as of March 31, 2009 decreased by $55,878 from those disclosed in the financial statements for the year ended December 31, 2008.

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

As of March 31, 2009, we had 31 franchised Spicy Pickle restaurants and seven company-owned Spicy Pickle restaurants opened.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  This bakery has replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants. Through March 31, 2009, the Company has signed agreements with franchisees to open 102 restaurants under the Spicy Pickle Brand.  Based on current franchise agreements and construction schedules, we believe there will be approximately 40 Spicy Pickle, franchisee-owned and operated restaurants and at least 7 company-operated restaurants open by the end of 2009.  The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company owned restaurants.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of March 31, 2009, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado	2
Ft. Collins, Colorado	2
Aurora, Colorado	2
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	1
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Portland, Oregon	2
Poway, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1
Austin, Texas	2
San Diego, California	1		1
Chandler, Arizona	1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Portage, Michigan	1
Kalamazoo, Michigan	1
Houston, Texas (1)		1	1
San Antonio, Texas			2
Las Vegas, Nevada			1
Naperville, Illinois		1
Temecula, California			1
Los Angles, California			1
	38	2	7
(1)	Restaurant under construction opened subsequent to March 31, 2009.

Our Bread Garden Urban Café locations, including those under construction and in lease negotiation as of March 31, 2009, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	6	2	1
Richmond, British Columbia	1	1
Cloverdale, British Columbia	1
Surrey, British Columbia	1
Burnaby, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia		1
Brisbane, Australia		1
Whistler Resort, British Columbia			1
	12	6	2

We intend to increase our revenues by adding new company-owned stores, selling new franchises and expanding consumption of our food products at all restaurants. General economic and industry conditions may affect our ability to do so and our revenue performance.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  The unanticipated economic conditions that surfaced in 2008 and continued into 2009 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.  As soon as it became apparent that the economic downturn would not correct itself in the short term, we significantly reduced our corporate overhead, mostly in the area of personnel cost.

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  We may elect to raise money during the current year to meet any shortfalls from operations.  However, realization of a significant portion of the assets on the balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Initial franchise fees for Spicy Pickle restaurants is $45,000 and the fee for Bread Garden Urban Café restaurants is Canadian dollars (“CN$”) 50,000.  In certain instances we charge a transfer fee when an existing restaurant is transferred to a new franchisee.  These fees are less than the full fee charged. Franchise fees recognized were $26,033 for the three months ended March 31, 2009 and none for the three months ended March 31, 2008.

Royalty Fees - Pursuant to the franchise agreements of both our Spicy Pickle and Bread Garden Urban Café brands, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $212,246 and $194,472 for the three months ended March 31, 2009 and 2008, respectively.

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

Rebates - We receive rebates from certain purveyors that supply products to our franchisees, these rebates are included in Franchise Fees and Royalties on the statement of operations. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $66,696 and $33,000 for the three months ended March 31, 2009 and 2008, respectively.

Restaurant and Bakery Sales - We record revenue from company-owned restaurant sales upon delivery of the related food and other products to customers. Our restaurant sales are either cash or credit card (which are pre-approved) sales and, therefore, no estimate for allowance for doubtful accounts is necessary.  We record revenue from bakery sales when sold to the bakery customers, which are our franchisees.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $92,548 and $82,072 for the three months ended March 31, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $53,336 and $86,578 for the three months ended March 31, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods.  There were no net amounts reflected as advertising costs in the financial statements for the three months ended March 31, 2009 and the net amounts reflected as advertising cost for the three months ended March 31, 2008 was $4,686.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases”.  In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing on a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

Equity-Based Compensation

On January 1, 2006, we adopted FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) and in December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) both relating to SFAS 123(R). We have applied the provisions of SAB 107 and SAB 110 in our adoption of SFAS 123(R).

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

Recent Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim

Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company does not anticipate the adoption of these FSPs will have a material impact on the Company’s current financial position or results of operation.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the three months ended March 31, 2009 and 2008:

	2009		2008
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and Bakery sales	$698,620	69.61%	$407,165	65.11%
Franchise fees and royalties	304,975	30.39%	218,202	34.89%
Total revenue	$1,003,595	100.00%	$625,367	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$230,201	32.95%	$165,294	40.60%
Labor	299,961	42.94%	196,262	48.20%
Occupancy	104,012	14.89%	52,208	12.82%
Depreciation	72,058	10.31%	27,595	6.78%
Other operating cost	77,980	11.16%	108,745	26.71%
Total restaurant operating expenses	$784,212	112.25%	$550,104	135.11%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$695,486	228.05%	$1,601,298	733.86%
Depreciation	8,688	2.85%	6,409	2.94%
Total franchise and general expenses	$704,174	230.90%	$1,607,707	736.80%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,488,386	148.31%	$2,157,811	345.05%

(Loss) from operations	(484,791)	(48.31)%	(1,532,444)	(245.05)%

Other income and (expense):
Net interest income (expense)	(14,549)	1.45%	37,970	6.07%
Other (income) expense	-	-	(2,777)	(0.44)%
Total other income and (expense)	(14,549)	1.45%	35,193	5.63%

Net income (loss)	$(499,340)	(49.76)%	$(1,497,251)	(239.42)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the three months ended March 31, 2009, total revenue increased $378,228 (60.48%) from $625,367 for the three months ended March 31, 2008 to $1,003,595 for the same period in 2009.  For the three months ended March 31, 2009 restaurant and bakery sales increased by $291,455 (71.58%) from $407,165 in 2008 to $698,620 in 2009.  Our bakery was operating for the both three-month periods in 2009 and 2008.  The bakery sales were relatively consistent in the two periods.  In 2009 we had one restaurant operating for the entire three months, one restaurant operating for about two months, one restaurant operating for slightly over one month, and three restaurants operating for one month.  In 2008 we only had one restaurant operating for the three months ended March 31, 2008.

Franchise fees and royalty revenue increased $86,773 (39.77%) from $218,202 for the three months ended March 31, 2008 to $304,975 in 2009.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  One restaurant was opened during the three- month period ending March 31, 2009 and we recognized a fee of $20,000.  No restaurants were opened during the three months ended March 31, 2008.  We also collect a transfer fee when a franchisee transfers its franchise agreement to a third party.  We collected a fee of $6,033 during the three months ended March 31, 2009 for the transfer of one of the Bread Garden Urban Café restaurants.  Deferred franchise fees collected but not recognized as revenue during the three-month period ended March 31, 2009 was $61,005 as compared to $299,000 for the three months ended March 31, 2008.  Royalty fees increased $17,774 (9.14%) from $194,472 for the three-month period ended March 31, 2008 to $212,246 for the three months ended March 31, 2009.  The increase is due primarily to the addition of the Bread Garden Urban Cafés restaurants.  Although the total number of Spicy Pickle restaurants was comparable during the three-month periods ending March 31, 2009 and 2008, five of the restaurants were purchased by us and operated as company owned.  Company owned restaurants do not pay a royalty fee.  This slightly offsets the increase due to Bread Garden Urban Cafés.

In general during the year ended December 31, 2008 we were in the process of growing the infrastructure related to our franchise operations.  The growth was to meet expected needs as new franchise restaurants were anticipated to be opened.  In the first quarter of 2008 we entered into agreements for 23 new franchises.  Although we continued to have inquires and visits from potential franchisees in the second and third quarters of 2008 we did not sell any new franchises.  We believe that the lack of sales of new franchises is directly related to the economic downturn in 2008.  Towards the end of the third quarter of 2008, we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of employees from a high of 28 during the year ended 2008 to 18 by March 31, 2009.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  The first quarter of 2009 showed a reduction in expenses from the fourth quarter of 2008 of approximately $536,000 (43.5%).

We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three-month period ended March 31, 2009 and compared to the three-month period ended March 31, 2008.

	2009	2008	Difference
Personnel cost	$407,063	$648,426	$(241,363)
Professional fees	78,532	84,897	(6,365)
Rent	49,897	31,941	17,956
Travel and entertainment	42,494	112,189	(69,695)
MIS	31,719	56,512	(24,793)
Communication	13,584	18,343	(4,759)
Stock options	12,259	235,583	(223,324)
Investor relations	5,287	294,470	(289,183)
Marketing, advertising, promotion	-	4,686	(4,686)
Other general and administrative expenses	54,650	114,251	(59,601)
Total general and administrative expenses	$695,485	$1,601,298	$(905,813)

General and administrative expenses decreased $905,813 (56.57%) from $1,601,298 for the three-month period ended March 31, 2008 to $695,485 for the three-month period ended March 31, 2009.  Our most significant expense continues to be personnel costs.  We reduced the number of employees from 25 at March 31, 2008 to 18 at March 31, 2009.  We also reduced the salary levels of remaining employees.  The two reductions resulted in a decrease in personnel cost of $241,363 (37.22%) from $648,426 for the three-month period ended March 31, 2008 to $407,063 for the three-month period ended March 31, 2009.

Professional fees decreased $6,365 (7.50%) from $84,897 for the three-month period ended March 31, 2008 to $78,532 for the three-month period ended March 31, 2009.  The reduction was a result of bringing a portion of our legal work in house.  We expect to see further reduction to legal fees.

Rent expense increased $17,956 (56.22%) from $31,941 for the three months ended March 31, 2008 to $49,897 for the three months ended March 31, 2009.  The increase was due to the additional space rented to accommodate the increase in personnel during 2008 as well as added space for our Bread Garden operations in Vancouver Canada.  We are currently attempting to reduce the amount of space we rent by subleasing a portion of our headquarters office.  Given the current economic climate we cannot be assured of subleasing any space and may not see any reduction.  We have negotiated with our landlord for a deferral of a portion the monthly rental payments.  Effective April 2009, we are deferring $3,000 per month.  The amount will be due and payable in the future.

Travel and entertainment decreased $69,695 (62.12%) from $112,189 for the three months ended March 31, 2008 to $42,494 for the three months ended March 31, 2009.  The decrease was due to less travel related to our operations department in visiting franchised location to perform on site evaluations.  We have temporarily reduced the number of visits made each year and combine multiple locations on each trip.

MIS decreased $24,793 (43.87%) from $56,512 for the three months ended March 31, 2008 to $31,719 for the three months ended March 31, 2009.  The decrease was due primarily as a result of mature systems, and reducing the third party support of our systems.

Communications decreased $4,759 (25.94%) from $18,343 for the three months ended March 31, 2008 to $13,584 for the three months ended March 31, 2009.  The decrease results from the reduced number of personnel and changes made to our existing communication services.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $223,324 (94.80%) from $235,583 for the three months ended March 31, 2008 to $12,259 for the three months ended March 31, 2009.  We did not grant any options during the three months ended March 31, 2009 and granted 1,410,000 stock options during the three months ended March 31, 2008.

Investor relations decreased $289,183 (98.20%) from $294,470 for the three months ended March 31, 2008 to $5,287 for the three months ended March 31, 2009.  In the past we engaged a number of investor relation firms to assist in attracting new shareholders for our company.  We have minimized the cost by not engaging these firms on a regular basis.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $92,548 and $82,072 for the three months ended March 31, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $53,336 and $86,578 for the three months ended March 31, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.

Other general and administrative expenses decreased $59,601 (52.17%) from $114,251 for the three months ended March 31, 2008 to $54,650 for the three months ended March 31, 2009.  The decrease results for the reduced number of personnel, reductions in contributions, automobile expenses and other miscellaneous items.  These reductions were planned

The net loss for the three months ended March 31, 2009 was $499,340 compared to a net loss of $1,497,251 for the three months ended March 31, 2008, a decreased loss of $997,911 (66.65%). The loss from operations was $484,791 for the three months ended March 31, 2009 as compared to $1,532,444 for the three months ended March 31, 2008. The decrease in the loss from operations of $1,047,653 (68.36%) was primarily due to increased revenue and the decrease to personnel expenses, investor relations, stock options and other operating expenses.

Liquidity and Capital Resources

At March 31, 2009, we had a working capital deficit of $864,088, as compared to working capital deficit of $925,635 at December 31, 2008.  Of the working capital deficit at March 31, 2009, $812,505 was deferred franchise fee revenue and does not represent a cash liability.  The increase in working capital is primarily due to borrowing under a line of credit. We obtained a $550,000 line of credit from two of our directors in 2008.  We borrowed $400,000 against this line of credit during the three months ended March 31, 2009.  As of March 31, 2009 the balance on this line is $500,000.

During the three months ended March 31, 2009, we used cash in operating activities of $435,039 as compared to cash used in operations of $1,013,379 for the same period in 2008. We also used no cash for the acquisition of assets for the three months ended March 31, 2009 as compared to $810,065 for the same period in 2008.  We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at March 31, 2009 was $812,505, an increase of $41,005 compared to December 31, 2008. Although not recorded as revenue, any payments received will provide working capital.

At March 31, 2009, we had contractual obligations for operating leases of approximately $2,802,357, of which $343,357 is due by December 31, 2009.

As of March 31, 2009, our aggregate minimum requirements under non-cancelable leases are as follows:

2009	$343,357
2010	435,447
2011	417,091
2012	378,369
2013	351,734
Later years	876,359
$2,802,357

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

Summary – March 31, 2009

The difficult economic conditions of 2008 resulted in us not selling as many new franchises as we initially projected.  The extent of the recession was not clear until the third or fourth quarter of 2008.  We reacted to the downturn as soon as it became apparent that it would not correct itself in the short term.  Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the length of time we are in a recession, the availability of financing for existing and potential franchisees to open new restaurants, our future performance and our ability to successfully implement our stated business and growth strategies.  Many of these factors are beyond our control. If our working capital is insufficient to fund the implementation of our business plan we will be required to seek additional financing sooner than currently anticipated in order to proceed with our business goals.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  In the past we have issued common stock to our consultants and professional services providers in lieu of cash payments for these services. We may continue this practice to conserve our cash to pay for operations, product development and inventory.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company issued 53,545 shares of common stock in lieu of a cash payment of accounts payable of $46,361 which existed at December 31, 2008.

No underwriter was used in this transaction.  The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business.  A restrictive legend was placed on the certificate evidencing the securities issued in this transaction.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

Not applicable

Item 6.          Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

3.1	Amended and Restated Articles of Incorporation (2)

Regulation S-K Number	Exhibit
3.2	Bylaws (3)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)

10.1	Employment Agreement – Marc Geman (3)

10.2	Employment Agreement – Anthony Walker (3)

10.3	Employment Agreement – Kevin Morrison (3)

10.4	2006 Stock Option Plan (3)

10.5	Promissory Note to Spicy Pickle, LLC (3)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (5)

10.7	Form of Warrant (6)

10.8	Registration Rights Agreement dated as of December 14, 2007 (7)

10.9	Lock-Up Agreement of Marc Geman (8)

10.10	Form of Lock-Up Agreement executed by other officers and directors (9)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (11)

32.1	Section 1350 Certification of Chief Executive Officer (11)

32.2	Section 1350 Certification of Chief Financial Officer (11)

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

May 14, 2009	By:	/s/ Marc Geman
Marc Geman
Chief Executive Officer

May 14, 2009	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)

10.1	Employment Agreement – Marc Geman (3)

10.2	Employment Agreement – Anthony Walker (3)

10.3	Employment Agreement – Kevin Morrison (3)

10.4	2006 Stock Option Plan (3)

10.5	Promissory Note to Spicy Pickle, LLC (3)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (5)

10.7	Form of Warrant (6)

10.8	Registration Rights Agreement dated as of December 14, 2007 (7)

10.9	Lock-Up Agreement of Marc Geman (8)

10.10	Form of Lock-Up Agreement executed by other officers and directors (9)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (11)

32.1	Section 1350 Certification of Chief Executive Officer (11)

32.2	Section 1350 Certification of Chief Financial Officer (11)

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(6)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(7)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.

(9)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(11)	Filed herewith.