Form 10-Q
period 2009-06-30
SPICY PICKLE FRANCHISING INC
filed 2009-07-31
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐   No ☑ (Not required)

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
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 25, 2009 there were 56,755,376 shares of common stock outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months and the six months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		27

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,153	$287,482
Current portion of notes receivable	24,500	35,000
Accounts receivable, trade, net	239,833	251,173
Inventory	31,485	34,180
Prepaid expenses and other current assets	24,425	63,449
Total current assets	483,396	671,284
Property and equipment, net of accumulated depreciation	1,737,935	1,897,639
Other assets:
Deposits and other assets	82,931	81,806
Goodwill and other intangible assets	2,914,461	2,914,461
Total other assets	2,997,392	2,996,267
Total assets	$5,218,723	$5,565,190

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$30,000	$-
Accounts payable	533,120	440,190
Accrued expenses and compensation	153,435	247,340
Accrued interest related parties	5,955	-
Accrued dividends	140,741	137,889
Notes payable to related parties	600,000
Deferred franchise revenue	683,801	771,500
Total current liabilities	2,147,052	1,596,919
Long-term debt	449,000	500,000
Deferred rent expense	80,168	93,052

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
649 shares of Series A Variable Rate Convertible
Preferred Stock, stated value $8,500 per share,
issued and outstanding in 2009 and 2008	4,418,941	4,418,941
Common stock, $.001 par value, 200,000,000 shares authorized,
54,387,347 and 53,535,247 shares issued and outstanding
in 2009 and 2008, respectively	54,388	53,535
Additional paid in capital	9,595,771	9,548,678
Non-controlling interest in consolidated subsidiary	51,955	51,955
Fair value of common stock warrants	873,825	873,825
Accumulated (deficit)	(12,406,391)	(11,658,300)
Accumulated comprehensive income (loss)	(45,986)	(13,415)
Total stockholders' equity	2,542,503	3,275,219
Total liabilities and stockholders’ equity	$5,218,723	$5,565,190

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Restaurant and bakery sales	$730,445	$886,422	$1,429,065	$1,293,587
Franchise fees and royalties	493,413	339,418	798,388	557,620
Total revenues	1,223,858	1,225,840	2,227,453	1,851,207

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	240,440	307,614	470,641	472,908
Labor	296,895	411,381	596,856	607,643
Occupancy	102,758	124,281	206,770	176,489
Depreciation	69,731	61,556	141,789	89,151
Other operating costs	83,945	115,025	161,925	223,770
Total restaurant and bakery operating costs	793,769	1,019,857	1,577,981	1,569,961

Franchise and general:
General and administrative	652,503	1,876,556	1,347,989	3,477,854
Depreciation	8,623	6,830	17,311	13,239
Total franchise and general	661,126	1,883,386	1,365,300	3,491,093
Total operating costs and expenses	1,454,895	2,903,243	2,943,281	5,061,054

(Loss) from operations	(231,037)	(1,677,403)	(715,828)	(3,209,847)

Other income (expense):
Interest income (expense)	(16,820)	19,438	(31,369)	57,408
Other income (expense)	(894)	(14,713)	(894)	(17,490)
Total other income (expense):	(17,714)	4,725	(32,263)	39,918

Net (loss)	(248,751)	(1,672,678)	(748,091)	(3,169,929)

Dividends on preferred stock	(68,943)	(70,856)	(137,887)	(157,296)

Net (loss) attributable to common shareholders	$(317,694)	$(1,743,543)	$(885,978)	$(3,327,225)

Other comprehensive (loss):
Foreign currency exchange (loss)	(12,205)	-	(32,571)	-
Comprehensive (loss)	$(329,899)	$(1,743,534)	$(918,549)	$(3,327,225)

Per share information - basic and fully diluted:
Weighted average shares outstanding	54,387,347	48,235,982	54,378,422	48,027,518
Net (loss) per share	$(0.01)	$(0.04)	$(0.02)	$(0.07)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Net cash (used in) operating activities	$(568,413)	$(1,712,253)

Cash flows from investing activities:
Purchase of property and equipment	-	(780,363)
Investment in purchased subsidiaries	-	(621,600)
Net cash (used in) investing activities	-	(1,401,963)

Cash flows from financing activities:
Proceeds from note payable to related parties	500,000	-
Repayment of notes payable	(21,000)	-
Cash payment of preferred stock dividend		(157,296)
Proceeds from exercise of common stock options	-	13,500
Net cash provided by (used in) financing activities	479,000	(143,796)

Effect of foreign exchange rate changes	(34,916)	-

Net (decrease) in cash and cash equivalents	(124,329)	(3,258,012)
Cash and cash equivalents, beginning of period	287,482	5,405,069
Cash and cash equivalents, end of period	$163,153	$2,147,057

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation of Interim Period

The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. (the “Company”) at June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended June 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Recent Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 had no material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009.  The Company does not anticipate the adoption of these SFASs will have a material impact on the Company’s current financial position or results of operations.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Also in June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP.  The Codification did not change GAAP but reorganizes the literature.  Following SFAS 168 the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead it will issue Accounting Standards Updates (“ASU”).  The ASUs will not be considered authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusion on the change(s) in the Codification.  The FASB issued ASU No. 2009-01 “Topic 105 – Generally Accounting Principles” and ASU No. 2009-02 “Omnibus Update”.  Both ASU 2009-01 and 2009-02 are technical corrections and neither have any effect on GAAP.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share,'' which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  The Company had a net loss for the three-month and six-month periods ended June 30, 2009 and 2008, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets during the year ended December 31, 2008.  The notes bear interest at the rate of 10% per annum payable monthly.  The notes have payment terms of $30,000 per year with the balance due and payable in March 2011.

4.  Stockholders’ Equity

During the six months ended June 30, 2009, the Company issued 798,555 shares of its $.001 par value common stock in lieu of a cash payment of $135,035 of the accrued dividend at December 31, 2008.

In addition, during the six months ended June 30, 2009, the Company issued 53,545 shares of its $.001 par value common stock in lieu of a cash payment of accounts payable of $46,361 which existed at December 31, 2008.

5. Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”.  The Company has determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

There were no options granted during the six month period ended June 30, 2009.

A summary of stock option activity under the Company’s stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	6,146,250	$.67	4.02	$1,148,040
Granted	-	-
Exercised	-	-
Cancelled	(307,500)	$.72	3.42
Outstanding June 30 2009	5,837,750	$.67	3.59	$1,080,911
Exercisable June 30, 2009	5,828,750	$.60	3.29	$1,029,003

Stock-based compensation expense recognized under SFAS No. 123 (Revised 2004), “Share-Based Payment” for the three-month periods ended June 30, 2009 and 2008 was $(7,823) and $319,333 respectively, and for the six-month periods ended June 30 2009 and 2008 was $4,437 and $554,916, respectively, which consisted of stock-based compensation expense related to employee stock options.

7. Related Party Transactions

In December 2008, two members of the Board of Directors granted the Company a line of credit which expires January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain assets of the Company.  During the six months ended June 30, 2009 the amount of the line was increased to $600,000.  Interest expense for the three months and six months ended June 30, 2009 was $3,070 and $5,955, respectively.  At June 30, 2009, the interest rate on the borrowings was 4.25% and balance outstanding was $600,000.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Business Segment information

The Company operates in three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended June 30, 2009 and 2008 include the operating activities of seven company-owned restaurants in 2009 and eight company-owned restaurants in 2008.

The Bakery Operations segment is comprised of the operating activities of a bakery co-located at one of the Company’s Denver restaurants, which supplies breads and other bakery products for Company and franchisee-owned locations in Colorado.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name or the Bread Garden Urban Café name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle or the Bread Garden Urban Café name, as the case may be.

There were no differences from the financial statements for the year ended December 31, 2008 in the basis of measurement of segment profit or loss.  Segment information related to the Company's three business segments follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Company restaurants operations	$649,335	$790,387	$1,266,473	$1,118,044
Company bakery operations	81,110	96,035	162,592	175,543
Franchise operations	493,413	339,418	798,388	557,620
Total Revenues	$1,223,858	$1,225,840	$2,227,453	$1,851,207
Segment profit (loss):
Company restaurants operations	$(62,678)	$(129,587)	$(153,463)	$(234,078)
Company bakery operations	(647)	(3,848)	4,546	(42,296)
Franchise operations	(167,712)	(1,543,968)	(566,911)	(2,933,473)
Total segment (loss)	(231,037)	(1,677,403)	(715,828)	(3,209,847)
Interest income (expense)	(16,820)	19,438	(31,369)	57,408
Other income (expense)	(894)	(14,713)	(894)	(17,490)
Net loss	$(248,751)	$(1,672,678)	$(748,091)	$(3,169,929)

Total assets as of June 30, 2009 decreased by $346,467 from those disclosed in the financial statements for the year ended December 31, 2008.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Subsequent Events

Subsequent to June 30, 2009, the Company issued 791,529 shares of its $.001 par value common stock in lieu of a cash payment of $135,035 of the accrued dividend at June 30, 2009.

Subsequent to June 30, 2009, 10 shares of the Series A Preferred Stock were converted into 100,000 shares of the Company’s $.001 par value common stock.

Subsequent to June 30, 2009, the Company issued 1,476,500 shares of its $.001 par value common stock to a consultant currently under contract to the Company.  The contract was entered into as part of the acquisition of the franchise rights to the Bread Garden Urban Café restaurant chain.  The stock was issued in lieu of future cash payments of $236,241 under the contract for services to be rendered from July 1, 2009 until the termination of the contract on September 1, 2012.  The amounts will be amortized over the period to which the payments relate.

The Company has evaluated subsequent events through July 30, 2009 the date the financial statements were available to be issued.

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

We market our menu primarily through targeted local store marketing efforts, mail drops, media advertising, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for ten years.   The “Bread Garden Urban Café” brand name has existed since 1979.  We are headquartered in Denver, Colorado.

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

As of June 30, 2009, we had 30 franchised Spicy Pickle restaurants and seven company-owned Spicy Pickle restaurants opened.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  This bakery has replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants. Through June 30, 2009, the Company has signed agreements with franchisees to open 60 additional restaurants under the Spicy Pickle Brand.  Based on current franchise agreements and construction schedules, we believe there will be approximately 40 Spicy Pickle, franchisee-owned and operated restaurants and at least 7 company-operated restaurants open by the end of 2009.  The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company owned restaurants.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of June 30, 2009, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado	2
Ft. Collins, Colorado	2
Aurora, Colorado	2
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	1
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Portland, Oregon	2
Poway, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1
Austin, Texas	2
San Diego, California	1	2
Chandler, Arizona	1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Houston, Texas (1)	1		1
San Antonio, Texas
Las Vegas, Nevada			1
Naperville, Illinois (1)		1
Temecula, California			1
	37	3	3

(1)	Restaurant under construction opened subsequent to June 30, 2009.

In October 2008 we acquired the franchise rights to the Bread Garden Urban Café restaurant chain.  We believe that our core competence is the building and operation of franchised restaurant chains.  Our purpose in acquiring the Bread Garden Urban Café restaurant chain was to allow us to better utilize our existing infrastructure by expanding our operating base.  In addition we made the acquisition to increase our revenues.  We are currently working towards increasing the number of franchised restaurants in the Bread Garden Urban Café chain.  We are also working to improve the menu offerings, develop new operating procedures and manuals, and to develop a more comprehensive marketing strategy.  We currently have 13 franchised Bread Garden Urban Café restaurants operating.  We believe there will be 18 restaurants operating by the end of 2009.

Our Bread Garden Urban Café locations, including those under construction and in lease negotiation as of June 30, 2009, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	5	3	1
Richmond, British Columbia	1	1
Cloverdale, British Columbia	1
Surrey, British Columbia	1
Burnaby, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia	1
Brisbane, Australia	1
Whistler Resort, British Columbia		1
	13	5	1

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

Revenue Recognition
Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Initial franchise fees for Spicy Pickle restaurants is $45,000 and the fee for Bread Garden Urban Café restaurants is Canadian dollars (“CN$”) 50,000.  In certain instances we charge a transfer fee when an existing restaurant is transferred to a new franchisee.  These fees are less than the full fee charged.  Franchise fees recognized were $186,017 and $80,000 for the three months ended June 30, 2009 and 2008, respectively, and $212,050 and $80,000 for the six months ended June 30, 2009 and 2008, respectively.

Royalty Fees - Pursuant to the franchise agreements of both our Spicy Pickle and Bread Garden Urban Café brands, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $231,380 and $196,700 for the three months ended June 30, 2009 and 2008 respectively, and $443,626 and $391,173 for the six months ended June 30, 2009 and 2008, respectively.

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

Rebates - We receive rebates from certain purveyors that supply products to our franchisees, these rebates are included in Franchise Fees and Royalties on the statement of operations. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $76,016 and $62,718 for the three months ended June 30, 2009 and 2008 respectively, and $142,712 and $86,447 for the six months ended June 30, 2009 and 2008, respectively.

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

Advertising Costs
Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $93,772 and $93,279 for the three months ended June 30, 2009 and 2008, respectively and $186,320 and $175,351 for the six months ended June 30, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $75,260 and $288,932 for the three months ended June 30, 2009 and 2008, respectively, and $130,596 and $375,689 for the six months ended June 30, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  There were no amounts reflected as advertising costs in the financial statements for the three months ended June 30, 2009   and $195,653 was reflected as advertising costs for the three months ended June 30, 2008.  There were no amounts reflected as advertising costs in the financial statements for the six months ended June 30, 2009 and $200,339 was reflected as advertising costs for the six months ended June 30, 2008.

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

Recent Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 had no material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009.  The Company does not anticipate the adoption of these SFASs will have a material impact on the Company’s current financial position or results of operations.

Also in June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP.  The Codification did not change GAAP but reorganizes the literature.  Following SFAS 168 the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead it will issue Accounting Standards Updates (“ASU”).  The ASUs will not be considered authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusion on the change(s) in the Codification.  The FASB issued ASU No. 2009-01 “Topic 105 – Generally Accounting Principles” and ASU No. 2009-02 “Omnibus Update”.  Both ASU 2009-01 and 2009-02 are technical corrections and neither have any effect on GAAP.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the three months ended June 30, 2009 and 2008:

	2009		2008
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and Bakery sales	$730,445	59.68%	$886,422	72.31%
Franchise fees and royalties	493,413	40.32%	339,418	27.69%
Total revenue	$1,223,858	100.00%	$1,225,840	100.00%

Operating costs and expenses:
Restaurant and Bakery:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$240,440	32.92%	$307,614	34.70%
Labor	296,895	40.65%	411,381	46.41%
Occupancy	102,758	14.07%	124,281	14.02%
Depreciation	69,731	9.55%	61,556	6.94%
Other operating cost	83,945	11.49%	115,025	12.98%
Total restaurant operating expenses	$793,769	108.68%	$1,019,857	115.05%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$652,503	132.24%	$1,876,556	552.87%
Depreciation	8,623	1.175%	6,830	2.01%
Total franchise and general expenses	$661,126	133.99%	$1,883,386	554.88%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,454,895	118.88%	$2,903,243	236.84%

(Loss) from operations	(231,037)	(18.88)%	(1,677,403)	(136.84)%

Other income and (expense):
Net interest income (expense)	(16,820)	(1.37)%	19,438	1.59%
Other (income) expense	(894)	(0.07)%	(14,713)	(1.20)%
Total other income and (expense)	(17,714)	(1.44)%	4,725	0.39%

Net income (loss)	$(248,751)	(20.33)%	$(1,672,678)	(136.45)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the three months ended June 30, 2009, total revenue decreased $1,982 (0.16%) from $1,225,840 for the three months ended June 30, 2008 to $1,223,858 for the same period in 2009.  For the three months ended June 30, 2009, restaurant and bakery sales decreased by $155,977 (17.60%) from $886,422 in 2008 to $730,445 in 2009.  Our bakery was operating for the both three-month periods in 2009 and 2008.  The bakery sales were relatively consistent in the two periods.  The decrease in restaurant revenue is principally due to the number of restaurants operating in each period.  In 2009 we had 7 restaurants operating.  In 2008 we had 8 restaurants operating.

The loss from restaurant and bakery operations decreased $70,111(52.43%) from $133,435 for the three months ended June 30, 2008 to $63,324 for the three months ended June 30, 2009.  The improvement results from the sale of one of our less profitable restaurants.  In addition we have reduced both food and labor costs.  We believe that we will see continued improvement in the operation of our restaurants.

Franchise fees and royalty revenue increased $153,995 (45.37%) from $339,418 for the three months ended June 30, 2008 to $493,413 in 2009.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Two restaurants were opened and 3 agreements terminated during the three-month period ending June 30, 2009 and we recognized fees of $185,000.  Three restaurants were opened during the three months ended June 30, 2008.  We collected a fee of $1,017 during the three months ended June 30, 2009 for the transfer of one of the Bread Garden Urban Café restaurants.  Deferred franchise fees collected but not recognized as revenue during the three-month period ended June 30, 2009 was $55,000 as compared to $12,500 for the three months ended June 30, 2008.  Royalty fees increased $34,680 (17.63%) from $196,700 for the three-month period ended June 30, 2008 to $231,380 for the three months ended June 30, 2009.  The increase is due primarily to the addition of the Bread Garden Urban Cafés restaurants.  The total number of Spicy Pickle restaurants was not significantly different during the three-month periods ending June 30, 2009 and 2008.

In general during the year ended December 31, 2008 we were in the process of growing the infrastructure related to our franchise operations.  The growth was to meet expected needs as new franchise restaurants were anticipated to be opened.  In the first quarter of 2008 we entered into agreements for 23 new franchises.  Although we continued to have inquires and visits from potential franchisees in the second and third quarters of 2008 we did not sell any new franchises.  We believe that the lack of sales of new franchises is directly related to the economic downturn in 2008.  Towards the end of the third quarter of 2008, we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of employees from a high of 28 during the year ended 2008 to 14 by June 30, 2009.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three-month period ended June 30, 2009 and compared to the three-month period ended June 30, 2008.

	2009	2008	Difference
Personnel cost	$400,285	$712,978	$(312,693)
Professional fees	68,238	93,399	(25,161)
Rent	49,551	27,263	22,288
Travel and entertainment	46,308	114,099	(67,791)
MIS	30,062	41,665	(11,603)
Communication	15,989	16,048	(59)
Investor relations	4,412	301,291	(296,879)
Stock options	(7,822)	319,333	(327,155)
Marketing, advertising, promotion	-	195,653	(195,653)
Other general and administrative expenses	45,480	54,827	(9,347)
Total general and administrative expenses	$652,503	$1,876,556	$(1,224,053)

General and administrative expenses decreased $1,224,053 (65.23%) from $1,876,556 for the three-month period ended June 30, 2008 to $652,503 for the three-month period ended June 30, 2009.  Our most significant expense continues to be personnel costs.  We reduced the number of employees from 27 at June 30, 2008 to 14 at June 30, 2009.  We also reduced the salary levels of remaining employees.  The two reductions resulted in a decrease in personnel cost of $312,693 (43.86%) from $712,978 for the three-month period ended June 30, 2008 to $400,285 for the three-month period ended June 30, 2009.

Professional fees decreased $25,161 (26.94%) from $93,399 for the three-month period ended June 30, 2008 to $68,238 for the three-month period ended June 30, 2009.  The reduction was a result of bringing a portion of our legal work in house.  We expect to see further reduction to legal fees.

Rent expense increased $22,288 (81.75%) from $27,263 for the three months ended June 30, 2008 to $49,551 for the three months ended June 30, 2009.  The increase was due to the additional space rented to accommodate the increase in personnel during 2008 as well as added space for our Bread Garden operations in Vancouver Canada.  Subsequent to June 30, 2009 we reduced the amount of space we rent by subleasing a portion of our headquarters office.  We have reduced future rent expense by approximately $2,100 per month.  In addition we negotiated with our landlord for a deferral of a portion the monthly rental payments.  Effective April 2009, we are deferring $3,000 per month.  The amount is included in rent expense but will be due and payable in the future.

Travel and entertainment decreased $67,791 (59.41%) from $114,099 for the three months ended June 30, 2008 to $46,308 for the three months ended June 30, 2009.  The decrease was due to less travel related to our operations department in visiting franchised location to perform on site evaluations.  We have temporarily reduced the number of visits made each year and combine multiple locations on each trip.

MIS decreased $11,603 (27.85%) from $41,665 for the three months ended June 30, 2008 to $30,062 for the three months ended June 30, 2009.  The decrease was due primarily as a result of mature systems, and reducing the third party support of our systems.

The decrease in communications from period to period was not significant.  Our contract with our service provider expires in August and we will attempt to future reduce our communications cost by amending our plan.

Investor relations decreased $296,879 (98.54%) from $301,291 for the three months ended June 30, 2008 to $4,412 for the three months ended June 30, 2009.  In the past we engaged a number of investor relation firms to assist in attracting new shareholders for our company.  We have minimized the cost by not engaging these firms on a regular basis.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $327,155 (102%) from $319,333 for the three months ended June 30, 2008 to a  credit amount of $7,822 for the three months ended June 30, 2009.  We did not grant any options during the three-months periods ended June 30, 2009 and 2008.  The  credit amount in the expense account resulted from reversal of previously recorded expenses  due to cancellations as a result of employee terminations.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $93,772 and $93,279 for the three months ended June 30, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $75,260 and $288,932 for the three months ended June 30, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  There were no amounts reflected as advertising costs in the financial statements for the three months ended June 30, 2009 and $195,653 was reflected as advertising costs for the three months ended June 30, 2008.

Other general and administrative expenses decreased $9,347 (17.05%) from $54,827 for the three months ended June 30, 2008 to $45,480 for the three months ended June 30, 2009.  The decrease results from the reduced number of personnel, reductions in contributions, automobile expenses and other miscellaneous items.  These reductions were planned.

The loss from operations was $231,037 for the three months ended June 30, 2009 as compared to $1,677,403 for the three months ended June30, 2008. The decrease in the loss from operations of $1,446,366 (86.23%) was primarily due to the decrease to personnel expenses, investor relations, stock options and other operating expenses.  The net loss for the three months ended June 30, 2009 was $248,751 compared to a net loss of $1,672,678 for the three months ended June 30, 2008, a decreased loss of $1,423,927 (85.13%).

The following analysis shows operating statistics for the six months ended June 30, 2009 and 2008:

	2009		2008
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant and Bakery sales	$1,429,065	64.16%	$1,293,587	69.88%
Franchise fees and royalties	798,388	35.84%	557,620	30.12%
Total revenue	$2,227,453	100.00%	$1,851,207	100.00%

Operating costs and expenses:

Restaurant and Bakery:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$470,641	32.93%	$472,908	36.56%
Labor	596,856	41.77%	607,643	46.97%
Occupancy	206,770	14.47%	176,489	13.64%
Depreciation	141,789	9.92%	89,151	6.89%
Other operating cost	161,925	11.33%	223,770	17.30%
Total restaurant operating expenses	$1,577,981	110.42%	$1,569,961	121.36%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,347,989	168.84%	$3,477,854	623.70%
Depreciation	17,311	2.17%	13,239	2.37%
Total franchise and general expenses	$1,365,300	171.01%	$3,491,093	626.07%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$2,943,281	132.14%	$5,061,054	273.39%

(Loss) from operations	(715,828)	(31.14)%	(3,209,847)	(173.99)%

Other income and (expense):
Net interest income (expense)	(31,369)	(1.41)%	57,408	3.10%
Other (income) expense	(894)	(0.04)%	(17,490)	(0.94)%
Total other income and (expense)	(32,263)	(1.45)%	39,918	2.16%

Net income (loss)	$(748,091)	(33.59)%	$(3,169,929)	(171.24)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the six months ended June 30, 2009, total revenue increased $376,246 (20.32%) from $1,851,207 for the six months ended June 30, 2008 to $2,227,453 for the same period in 2009.  For the six months ended June 30, 2009, restaurant and bakery sales increased by $135,478 (10.47%) from $1,293,587 in 2008 to $1,429,065 in 2009.  Our bakery was operating for the both six-month periods in 2009 and 2008.  The bakery sales were relatively consistent in the two periods.  In 2009 we had 7 restaurants operating for the full period.  The increase in restaurant revenue results from the number of operating days of opened Company owned restaurants.  Although at June 30, 2009 there were 7 Company owned restaurants and 8 at June 30, 2008, the restaurants in 2009 were opened for the entire six month period while in 2008 the restaurants were opened at various times during the period accounting for fewer operating days.

The loss from restaurant and bakery operations decreased $127,458 (46.12%) from $276,374 for the six months ended June 30, 2008 to $148,916 for the six months ended June 30, 2009.  The improvement results from the sale of one of our less profitable restaurants.  In addition we have reduced both food and labor costs.  We believe that we will see continued improvement in the operation of our restaurants.

Franchise fees and royalty revenue increased $240,768 (43.18%) from $557,620 for the six months ended June 30, 2008 to $798,388 in 2009.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Three restaurants were opened and 3 agreements terminated during the six- month period ending June 30, 2009 and we recognized fees of $205,000.  Three restaurants were opened during the six months ended June 30, 2008.  We collected a fee of $7,050 during the six months ended June 30, 2009 for the transfer of one of the Bread Garden Urban Café restaurants.  Deferred franchise fees collected but not recognized as revenue during the six-month period ended June 30, 2009 was $55,000 as compared to $316,500 for the six months ended June 30, 2008.  Royalty fees increased $52,453 (13.41%) from $391,173 for the six-month period ended June 30, 2008 to $443,626 for the six months ended June 30, 2009.  The increase is due primarily to the addition of the Bread Garden Urban Cafés restaurants.  The total number of Spicy Pickle restaurants was not significantly different during the six-month periods ending June 30, 2009 and 2008.

In general during the year ended December 31, 2008 we were in the process of growing the infrastructure related to our franchise operations.  The growth was to meet expected needs as new franchise restaurants were anticipated to be opened.  In the first quarter of 2008 we entered into agreements for 23 new franchises.  Although we continued to have inquires and visits from potential franchisees in the second and third quarters of 2008 we did not sell any new franchises.  We believe that the lack of sales of new franchises is directly related to the economic downturn in 2008.  Towards the end of the third quarter of 2008, we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of employees from a high of 28 during the year ended 2008 to 14 by June 30, 2009.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the six-month period ended June 30, 2009 and compared to the six-month period ended June 30, 2008.

	2009	2008	Difference
Personnel cost	$807,348	$1,361,404	$(554,056)
Professional fees	146,770	178,296	(31,526)
Rent	99,448	69,597	29,851
Travel and entertainment	88,802	225,953	(137,151)
MIS	61,781	84,180	(22,399)
Communication	29,573	32,609	(3,036)
Investor relations	9,699	595,761	(586,062)
Stock options	4,437	554,916	(550,479)
Marketing, advertising, promotion	-	200,339	(200,339)
Other general and administrative expenses	100,131	174,799	(74,668)
Total general and administrative expenses	$1,347,989	$3,477,854	$(2,129,865)

General and administrative expenses decreased $2,129,865 (61.24%) from $3,477,854 for the six-month period ended June 30, 2008 to $1,347,989 for the six-month period ended June 30, 2009.  Our most significant expense continues to be personnel costs.  We reduced the number of employees from 27 at June 30, 2008 to 14 at June 30, 2009.  We also reduced the salary levels of remaining employees.  The two reductions resulted in a decrease in personnel cost of $554,056 (40.70%) from $1,361,404 for the six-month period ended June 30, 2008 to $807,348 for the six-month period ended June 30, 2009.

Professional fees decreased $31,526 (17.68%) from $178,296 for the six-month period ended June 30, 2008 to $146,770 for the six-month period ended June 30, 2009.  The reduction was a result of bringing a portion of our legal work in house.  We expect to see further reduction to legal fees.

Rent expense increased $29,851 (42.89%) from $69,597 for the six months ended June 30, 2008 to $99,448 for the six months ended June 30, 2009.  The increase was due to the additional space rented to accommodate the increase in personnel during 2008 as well as added space for our Bread Garden operations in Vancouver Canada.  Subsequent to June 30, 2009 we reduced the amount of space we rent by subleasing a portion of our headquarters office.  We have reduced future rent expense by approximately $2,100 per month.  In addition we negotiated with our landlord for a deferral of a portion the monthly rental payments.  Effective April 2009, we are deferring $3,000 per month.  The amount is included in rent expense but will be due and payable in the future.

Travel and entertainment decreased $137,151 (60.70%) from $225,953 for the six months ended June 30, 2008 to $88,802 for the six months ended June 30, 2009.  The decrease was due to less travel related to our operations department in visiting franchised location to perform on site evaluations.  We have temporarily reduced the number of visits made each year and combine multiple locations on each trip.

MIS decreased $22,399 (26.61%) from $84,180 for the six months ended June 30, 2008 to $61,781 for the six months ended June 30, 2009.  The decrease was due primarily as a result of mature systems, and reducing the third party support of our systems.

Communications decreased $3,036 (9.31%) from $32,609 for the six months ended June 30, 2008 to $29,573 for the period ended June 30, 2009.  Our contract with our service expires in August and we will attempt to future reduce our communications cost by amending our plan.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $550,479 (99.20%) from $554,916 for the six months ended June 30, 2008 to $4,437 for the six months ended June 30, 2009.  We did not grant any options during the six months ended June 30, 2009 and granted 1,460,000 stock options during the six months ended June 30, 2008.  As a result of employee terminations, cancellations contributed to the reduction in expenses.

Investor relations decreased $586,062 (98.37%) from $595,761 for the six months ended June 30, 2008 to $9,699 for the six months ended June 30, 2009.  In the past we engaged a number of investor relation firms to assist in attracting new shareholders for our company.  We have minimized the cost by not engaging these firms on a regular basis.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $186,320 and $175,351 for the six months ended June 30, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $130,596 and $375,689 for the six months ended June 30, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  There were no amounts reflected as advertising costs in the financial statements for the six months ended June 30, 2009 and $200,339 was reflected as advertising costs for the six months ended June 30, 2008.

Other general and administrative expenses decreased $74,668 (42.72%) from $174,799 for the six months ended June 30, 2008 to $100,131 for the six months ended June 30, 2009.  The decrease results from the reduced number of personnel, reductions in contributions, automobile expenses and other miscellaneous items.  These reductions were planned.

The loss from operations was $715,828 for the six months ended June 30, 2009 as compared to $3,209,847 for the six months ended June 30, 2008. The decrease in the loss from operations of $2,494,019 (77.70%) was primarily due to the decrease to personnel expenses, investor relations, stock options and other operating expenses. The net loss for the six months ended June 30, 2009 was $748,091 compared to a net loss of $3,169,929 for the six months ended June 30, 2008, a decreased loss of $2,421,838 (76.40%).

Liquidity and Capital Resources

At June 30, 2009, we had a working capital deficit of $1,663,656, as compared to working capital deficit of $925,635 at December 31, 2008.  Of the working capital deficit at June 30, 2009, $683,801 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to continued losses.  We obtained a $550,000 line of credit from two of our directors in late 2008.  This line was increased to $600,000.  We borrowed $500,000 against this line of credit during the six months ended June 30, 2009.  As of June 30, 2009 the balance on this line is $600,000.  We believe that if we are unable to repay the line of credit when it becomes due in January 2010, we will be able to renegotiate the due date.

During the six months ended June 30, 2009, we used cash in operating activities of $568,413 as compared to cash used in operations of $1,712,253 for the same period in 2008. We also used no cash for the acquisition of assets for the six months ended June 30, 2009 as compared to $1,401,963 for the same period in 2008.  We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at June 30, 2009 was $683,801, a decrease of $87,699 compared to December 31, 2008. Although not recorded as revenue, any payments received will provide working capital.

At June 30, 2009, we had contractual obligations for operating leases of approximately $2,693,165, of which $228,532 is due by December 31, 2009.

As of June 30, 2009, our aggregate minimum requirements under non-cancelable leases are as follows:

2009	$228,532
2010	439,352
2011	418,819
2012	378,369
2013	351,734
Later years	876,359
$2,693,165

We pay to each holder of Series A Preferred Stock cumulative dividends at a rate per share of 5% per annum until December 14, 2010, 7.5% per annum from December 15, 2010 until December 14, 2011, and 14% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on July 1, 2008,   In July 2008, we made the first required payment of $159,596 in cash.  In January 2009, we issued 798,555 shares of our $.001 par value common stock in settlement of $135,035 of the accrued dividend at December 31, 2008.  At June 30, 2009, we had accrued dividends payable of $140,741.  After June 30, 2009 we issued 791,529 shares of our $0.001 par value common stock in settlement of $135,035 of the dividend payable.  Whenever possible we will make dividend payments in our common stock in lieu of cash.  There is no guarantee that we will be able to continue to do so.

Summary – June 30, 2009

The difficult economic conditions of 2008 resulted in us not selling as many new franchises as we initially projected.  The extent of the recession was not clear until the third or fourth quarter of 2008.  We reacted to the downturn as soon as it became apparent that it would not correct itself in the short term.  Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the length of time the U.S. economy is in a recession, the availability of financing for existing and potential franchisees to open new restaurants, our future performance and our ability to successfully implement our stated business and growth strategies.  Many of these factors are beyond our control. If our working capital is insufficient to fund the implementation of our business plan we will be required to seek additional financing sooner than currently anticipated in order to proceed with our business goals.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  In the past we have issued common stock to our consultants and professional services providers in lieu of cash payments for these services. We may continue this practice to conserve our cash to pay for operations, product development and inventory.

Off-Balance Sheet Arrangements

At June 30, 2009, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

None

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

SPICY PICKLE FRANCHISING, INC.

July 30, 2009          By:      /s/ Marc Geman
Marc Geman
Chief Executive Officer

July 30, 2009          By:      /s/ Arnold Tinter
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