Form 10-Q
period 2009-09-30
SPICY PICKLE FRANCHISING INC
filed 2009-11-16
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2009 there were 80,994,274 shares of common stock outstanding.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,228,844	$287,482
Note receivable	10,500	35,000
Accounts receivable, trade, net	219,175	251,173
Inventory	29,686	34,180
Prepaid expenses and other current assets	131,544	63,449
Total current assets	1,619,749	671,284
Property and equipment, net of accumulated depreciation	1,658,325	1,897,639
Other assets:
Deposits and other assets	61,389	81,806
Goodwill	1,597,461	1,597,461
Other intangible assets	1,250,796	1,317,000
Total other assets	2,909,646	2,996,267
Total assets	$6,187,720	$5,565,190

Liabilities and equity:
Current liabilities:
Current portion of long-term debt	$30,000	$-
Accounts payable	372,078	440,190
Accrued expenses and compensation	168,671	247,340
Accrued dividends	68,521	137,889
Deferred franchise revenue	668,329	771,500
Total current liabilities	1,307,599	1,596,919
Notes payable to related parties	660,088	100,000
Long-term debt, net of current portion	458,000	500,000
Deferred rent expense	82,555	93,052

Commitments and contingencies

Equity:
Spicy Pickle Franchising, Inc. stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, of Series A Variable Rate Convertible Preferred Stock, stated
value $8,500 per share, none issued or outstanding in 2009, and
649 shares issued and outstanding in 2008	-	4,418,941
Common stock, $.001 par value, 200,000,000 shares authorized,
80,609,659 and 53,535,247 shares issued and outstanding
in 2009 and 2008, respectively	80,610	53,535
Additional paid in capital	16,848,084	9,843,872
Fair value of common stock warrants	446,607	873,825
Deferred compensation	(209,993)	-
Accumulated (deficit)	(13,517,335)	(11,953,494)
Accumulated comprehensive (loss)	(20,450)	(13,415)
Total Spicy Pickle Franchising, Inc. stockholders' equity	3,627,523	3,223,264
Noncontrolling interest	51,955	51,955
Total equity	3,679,478	3,275,219
Total liabilities and equity	$6,187,720	$5,565,190

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Restaurant and bakery sales	$658,209	$1,012,699	$2,087,274	$2,306,286
Franchise fees and royalties	295,979	355,596	1,094,367	913,216
Total revenues	954,188	1,368,295	3,181,641	3,219,502

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	223,652	355,103	694,293	828,010
Labor	291,660	402,907	888,516	1,010,550
Occupancy	110,688	130,998	317,458	307,487
Depreciation	69,275	91,504	211,064	178,975
Other operating costs	76,255	168,931	238,180	394,382
Total restaurant and bakery operating costs	771,530	1,149,443	2,349,511	2,719,404

Franchise and general:
General and administrative	707,149	1,568,461	2,055,138	5,046,315
Depreciation amortization	30,059	7,165	91,506	20,403
Total franchise and general	737,208	1,575,626	2,146,644	5,066,718
Total operating costs and expenses	1,508,738	2,725,069	4,496,155	7,786,122

(Loss) from operations	(554,550)	(1,356,774)	(1,314,514)	(4,566,620)

Other income (expense):
Interest income (expense)	(19,254)	8,888	(50,622)	66,296
Other income (expense)	2,892	(12,515)	1,998	(30,005)
Total other income (expense):	(16,361)	(3,627)	(48,624)	36,291

Net (loss)	(570,911)	(1,360,401)	(1,363,138)	(4,530,329)

Dividends on preferred stock	(62,815)	(68,954)	(200,702)	(226,250)

Net (loss) attributable to common shareholders	$(633,726)	$(1,429,355)	$(1,563,840)	$(4,756,579)

Other comprehensive (loss):
Foreign currency exchange gain (loss)	25,536	-	(7,035)	-
Comprehensive (loss)	$(608,190)	$(1,429,355)	$(1,570,875)	$(4,756,579)

Per share information - basic and fully diluted:
Weighted average shares outstanding	64,740,137	48,184,053	57,832,327	48,137,594
Net (loss) per share	$(0.01)	$(0.03)	$(0.03)	$(0.10)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Net cash (used in) operating activities	$(1,154,344)	$(3,262,498)

Cash flows from investing activities:
Purchase of property and equipment	(7,129)	(668,264)
Disposal of property and equipment	13,500	-
Investment in purchased subsidiaries		(640,555)
Net cash provided by (used in) investing activities	6,371	(1,308,819)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	2,190,485	-
Cash redemption of preferred stock	(798,998)	-
Proceeds from note payable to related parties	717,252	-
Repayment of notes payable	(12,000)	-
Cash payment of preferred stock dividend	-	(157,296)
Proceeds from exercise of common stock options	-	25,500
Net cash provided by (used in) financing activities	2,096,739	(131,796)

Effect of foreign exchange rate changes	(7,404)	-

Net (decrease) in cash and cash equivalents	941,362	(4,703,113)
Cash and cash equivalents, beginning of period	287,482	5,405,069
Cash and cash equivalents, end of period	$1,288,844	$701,956

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation of Interim Period

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Spicy Pickle Franchising, Inc. including its subsidiaries.  The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. at September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Recent Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of FASB ASC 105 Topic Generally Accepted Accounting Principles (“ASC 105”) we have updated references to GAAP in our financial statements for the periods ended September 30, 2009.  The adoption of ASC 105 did not impact our financial position or results of operations.

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for transfers of financial assets, which is included in ASC Topic 860, Transfers and Servicing.  This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for the consolidation of variable interest entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The guidance is included in ASC Topic 810, Consolidation.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The guidance is effective for the first annual reporting period beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In August 2009, the FASB issued an update of ASC Topic 820, Measuring Liabilities at Fair Value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. We adopted the new guidance in the third quarter of 2009 and it did not materially affect our financial position and results of operations.

In October 2009, the FASB issued an update to ASC Topic 605, Revenue Recognition.  This amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This amendment replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  The amendment also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, the amendment requires expanded disclosures. This amendment will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our condensed consolidated financial statements.

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the three-month and nine-month periods ended September 30, 2009 and 2008, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following:

Goodwill	$1,597,461
Other intangibles
Acquired trademarks	291,000
Acquired franchise agreements, net of amortization	908,345
Reacquired franchise agreements, net of amortization	51,451
Total other intangibles	$1,250,796

We recognized goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc. (“Bread Garden”), the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from.  Acquired and reacquired franchise agreements have determinable lives between 5.5 years and 11 years.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), requires a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

In accordance with ASC 350 we perform an impairment analysis of the goodwill and indefinite lived intangibles assets on an annual basis. We performed the analysis at December 31, 2008 and there was no indication of impairment in goodwill and indefinite lived intangible assets.  We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.

4.  Fair Value

Effective January 1, 2008, we adopted ASC Topic 825 Financial Instruments (“ASC 825).  ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, we adopted the provisions of ASC Topic 820 Fair Value Measurement and disclosures (“ASC 820”) applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

We have identified the following as financial assets and liabilities:
Cash and cash equivalents
Notes receivable
Accounts receivable, trade
Accounts payable, accrued expenses and accrued dividends Notes payable to related parties
Long-term debt

At September 30, 2009 and December 31, 2008 the carry amount of financial instruments approximated the fair value of those instruments.

During the nine month period ended September 30, 2009, we finalized the purchase price allocation of the Bread Garden acquisition.  The fair value of the intangibles identified (see note 3) were valued using a discounted cash flow model for which the assumptions used are considered level 3 inputs.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Related Party Transactions

In December 2008, two members of our Board of Directors granted us a line of credit which expires January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain of our assets.  During the nine months ended September 30, 2009 the amount of the line was increased to $800,000.  Interest expense for the three months and nine months ended September 30, 2009 was $8,020 and $17,252, respectively.  At September 30, 2009 At September 30, 2009, the interest rate on the borrowings was 4.25%.

During September 2009, the line of credit was renegotiated and the outstanding principal and accrued interest totaling, $817,252, was converted to a convertible promissory note (“Convertible Note”).  The Convertible Note is due January 31, 2012, bears interest at the same rate that the line of credit did, one percent above the prime rate.  Interest is payable semi-annually.  The holders of the Convertible Note may convert any amount of the principal and accrued interest due into our par value $.001 common stock (“Common Stock”) at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

The conversion feature in the Convertible Note is considered to be a beneficial conversion feature.  We have accounted for the beneficial conversion feature in accordance with ASC Topic 470, Liabilities.  We accounted for a portion of the proceeds, $157,164, from the Convertible Note which related to the intrinsic value of the beneficial conversion feature by allocating that amount to additional paid in capital.  The following summarizes the carrying amount of the Convertible Promissory Note:

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital	(157,164)
Note payable to related parties	$660,088

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At September 30, 2009, the interest rate on the borrowings was 12.438%.

6.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets during the year ended December 31, 2008.  The notes bear interest at the rate of 10% per annum payable monthly.  The notes have payment terms of $30,000 per year with the balance due and payable in March 2011.

7.  Stockholders’ Equity

On September 22, 2009, we entered into an Amendment, Redemption and Conversion Agreement (the “Agreement”) with the holders of all 638.88 outstanding shares of our Series A Variable Rate Convertible Preferred Stock (the “Preferred Stock”).  Under the terms of the Agreement, the holders of 402 shares of Preferred Stock agreed to allow us to redeem 94.12 of the shares for a total of $799,998 and convert their remaining shares of Preferred Stock into 2,093,601 shares of our Common Stock.  The holders of 236.88 shares of Preferred Stock agreed to convert their shares into 4,737,600 shares of our Common Stock.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All of the holders were issued warrants when they originally purchased their shares of Preferred Stock.  Such warrants were exercisable at $1.60 per share and expired December 14, 2012.  The Agreement amended the warrants to lower the exercise price to $0.20 per share and extend the expiration date to September 22, 2014.

The Agreement was contingent upon us completing a private placement of at least $1.8 million of equity securities (the “New Financing”) and entering into an agreement with the original placement agent of the Preferred Stock (“Placement Agent”).  The Placement Agent had received warrants to purchase 288,400 shares of our common stock at $1.60 per share exercisable through December 14, 2012.  Under the terms of the agreement, the Placement Agent agreed to cancel these warrants in exchange for new warrants exercisable at $0.20 per share through September 22, 2014.

As discussed above, as of September 30, 2009, we sold a total of 22 Units for cash in the amount of $2,200,000 in the New Financing.  Each Unit consisted of 769,231 shares of our Common Stock and a warrant to purchase an additional 384,615 shares of Common Stock at $.19 per share.  The warrants expire September 22, 2014.  We issued a total of 16,923,082 shares of our Common Stock and warrants to purchase 8,461,530 shares.  Of the securities purchased, 13,846,158 shares and 6,923,070 warrants were purchased by members of our Board of Directors.

Prior to the transactions described above holders of our Preferred stock converted 10 shares of the Preferred Stock into 100,000 shares of our Common Stock.

During the nine months ended September 30, 2009, we issued 1,590,084 shares of our Common Stock in lieu of a cash payment for dividends payable on our Preferred Stock of $270,071.  The number of shares of Common Stock issued was calculated as per terms of the Preferred Stock.  The terms required we determine the average of the volume weighted average prices of our Common Stock for a period of 20 days prior to the dividend date and then use a value equal to 90% of that average.  The calculation was performed for two periods, the dividends that were payable January 1, 2009 and July 1, 2009.  The value calculated was $.1691 and $.1706 for January 1, 2009 and July 1, 2009, respectively and we issued 798,555 shares and 791,529 shares of Common Stock, respectively.

In addition, during the nine months ended September 30, 2009, we issued 53,545 shares of our Common Stock in lieu of a cash payment of accounts payable of $46,361 which existed at December 31, 2008.  The number of shares issued was determined by negotiation with the creditor.

In addition, during the nine months ended September 30, 2009, we issued 100,000 shares of our Common Stock in lieu of a cash payment for services rendered and recorded an expense of $16,000.  The value was determined based upon the trading value of the Common Stock on the date of issuance.

We also issued 1,476,500 shares of our Common Stock to a consultant currently under contract to the Company. The contract was entered into as part of the acquisition of the franchise rights to the Bread Garden Urban Café restaurant chain.  The stock was issued in lieu of future cash payments of $236,241 under the contract for services to be rendered from July 1, 2009 until the termination of the contract on September 1, 2012.  The number of shares issued was based upon the trading value of the stock on July 1, 2009.  The amounts will be amortized over the period to which the payments relate.

8. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740 Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

9.  Stock-Based Compensation

In October 2006, our Board of Directors adopted the 2006 Stock Option Plan (the “2006 Plan”), which was approved by our shareholders the same month.  The 2006 Plan provides for the granting of up to 7,500,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options.  Our Board of Directors has delegated authority to grant awards under the 2006 Plan to our Compensation Committee.

There were no options granted during the nine-month period ended September 30, 2009.

During September 2009 we reduced the exercise price of all of the outstanding options to $.20 per share.  In accordance with ASC Topic 718, Compensation- Stock Compensation (“ASC 718”) the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  The amount recognized as additional compensation was $61,287 for the three and nine months ended September 30, 2009.

A summary of stock option activity under our stock-based compensation plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	6,146,250	$0.67	4.02	$1,148,040
Granted	-	-
Exercised	-	-
Cancelled	(546,250)	$0.75	3.20
Outstanding September 30, 2009	5,590,000	$0.20	3.30	$91,117
Exercisable September 30, 2009	5,590,000	$.20	3.30	$91,117

Stock-based compensation expense accounted for in accordance with ASC 718 for the three-month periods ended September 30, 2009 and 2008 was $64,366 and $319,333 respectively, and for the nine-month periods ended September 30, 2009 and 2008 was $68,803 and $554,916, respectively, which consisted of stock-based compensation expense related to employee stock options.

10. Business Segment information

We operate in three business segments.  Our Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended September 30, 2009 and 2008 include the operating activities of seven company-owned restaurants in 2009 and eight company-owned restaurants in 2008.

Our Bakery Operations segment is comprised of the operating activities of a bakery co-located at one our Denver restaurants, which supplies breads and other bakery products for Company and franchisee-owned locations in Colorado.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name or the Bread Garden Urban Café name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle or the Bread Garden Urban Café name, as the case may be.

In 2008, we operated in one geographic segment, the United States of America (“US”) and in 2009, we are operating in two geographic segments, US and Canada.

There were no differences from the financial statements for the year ended December 31, 2008 in the basis of measurement of segment profit or loss.  Segment information related to the Company's three business segments follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Company restaurants operations	$554,836	$836,184	$1,767,875	$1,954,228
Company bakery operations	103,373	176,515	319,399	352,058
Franchise operations	295,979	355,596	1,094,367	913,216
Total Revenues	$954,188	$1,368,295	$3,181,641	$3,219,502
Segment profit (loss):
Company restaurants operations	$(112,830)	$(165,095)	$(266,292)	$(352,486)
Company bakery operations	(491)	28,351	4,055	(60,632)
Franchise operations	(441,229)	(1,220,030)	(1,052,277)	(4,153,502)
Total segment (loss)	(554,550)	(1,356,774)	(1,314,514)	(4,566,620)
Interest income (expense)	(19,253)	8,888	(50,623)	66,296
Other income (expense)	2,892	(12,515)	1,998	(30,005)
Net loss	$(570,911)	$(1,360,401)	$(1,363,138)	$(4,530,329)

11. Subsequent Events

Subsequent to September 30, 2009 we sold a half unit in the New Financing described in Note 7 above and issued 384,615 shares of our common stock.

The Company has evaluated subsequent events through November 16, 2009 the date the financial statements were available to be issued.

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

Overview

Our business is the franchise and operation of Spicy Pickle™ and Bread Garden Urban Café restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 11 states in the United States.  Bread Garden Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our Bread Garden Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  Bread Garden Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.

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

As of September 30, 2009, we had 30 franchised Spicy Pickle restaurants and seven company-owned Spicy Pickle restaurants opened.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  This bakery has replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants. Through September 30, 2009, the Company has signed agreements with franchisees to open 60 additional restaurants under the Spicy Pickle Brand.  Based on current franchise agreements and construction schedules, we believe there will be approximately 31 Spicy Pickle, franchisee-owned and operated restaurants and at least 7 company-operated restaurants open by the end of 2009.  The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company owned restaurants.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of September 30, 2009, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado	2
Ft. Collins, Colorado	2
Aurora, Colorado	2
Littleton, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	1
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia	1
Portland, Oregon	2
Poway, California	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1		1
Cincinnati, Ohio	1
Austin, Texas	1		1
San Diego, California (1)	1	1
Chandler, Arizona	1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Houston, Texas	1		2
San Antonio, Texas
Las Vegas, Nevada			1
Naperville, Illinois	1
Temecula, California		1
	37	2	5
(1)	Restaurant under construction opened subsequent to September 30, 2009.

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

Our Bread Garden Urban Café locations, including those under construction and in lease negotiation as of September 30, 2009, are:
Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	5	4	1
Richmond, British Columbia	1		1
Cloverdale, British Columbia (1)	1
Surrey, British Columbia	1
Burnaby, British Columbia	1
Coquitlam, British Columbia	2

New Westminster, British Columbia			1
Kelowna, British Columbia			1
Kamloops, British Columbia	1
Brisbane, Australia	1
Whistler Resort, British Columbia	1
	14	4	4

     (1)      Closed subsequent to September 30, 2009.
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

Goodwill and Other Intangible Assets
We recognized goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from.  Acquired and reacquired franchise agreements have determinable lives between 5.5 years and 11 years.

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASC Topic 360, Intangibles – Goodwill and Other (“ASC 360”), requires a two-step approach for testing impairment.  For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

In accordance with ASC 360 we perform an impairment analysis of the goodwill and indefinite lived intangibles assets on an annual basis. We performed the analysis at December 31, 2008 and there was no indication of impairment in goodwill and indefinite lived intangible assets.  In making an estimate of future cash flow we considered the following items:
•	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.
•	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Management’s estimates of new franchisees.
•	Trends in the real estate markets.

We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.  Since our acquisition of the Bread Garden eight new franchised restaurants have opened, one is in lease negotiation and we are in discussion with a number of other potential franchisees.  We will continue to monitor our growth and the economic climate in British Columbia.  At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles was approximately 190% of the carrying value.

Revenue Recognition
Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Initial franchise fees for Spicy Pickle restaurants is $45,000 and the fee for Bread Garden Urban Café restaurants is Canadian dollars (“CN$”) 50,000.  In certain instances we charge a transfer fee when an existing restaurant is transferred to a new franchisee.  These fees are less than the full fee charged.  Franchise fees recognized were $35,584 and $65,000 for the three months ended September 30, 2009 and 2008, respectively, and $247,634 and $145,000 for the nine months ended September 30, 2009 and 2008, respectively.

Royalty Fees - Pursuant to the franchise agreements of both our Spicy Pickle and Bread Garden Urban Café brands, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $219,434 and $204,054 for the three months ended September 30, 2009 and 2008 respectively, and $663,060 and $595,227 for the nine months ended September 30, 2009 and 2008, respectively.

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

Rebates - We receive rebates from certain purveyors that supply products to our franchisees, these rebates are included in Franchise Fees and Royalties on the statement of operations. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $40,961 and $86,542, for the three months ended September 30, 2009 and 2008 respectively, and $183,673 and $172,989 for the nine months ended September 30, 2009 and 2008, respectively.

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

Advertising Costs
Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $90,781 and $99,961 for the three months ended September 30, 2009 and 2008, respectively and $277,101 and $275,312 for the nine months ended September 30, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $155,706 and $225,944 for the three months ended September 30, 2009 and 2008, respectively, and $286,302 and $601,633 for the nine months ended September 30, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts reflected as advertising costs in the financial statements were $64,925 and $125,982 for the three months ended September 30, 2009 and 2008, respectively.  The net amounts reflected as advertising costs in the financial statements were $9,201 and $326,321 for the nine months ended September 30, 2009 and 2008, respectively.

Rent Expense
We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the “Codification” or “ASC”) Topic 840 Leases.  In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing on a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

Equity-Based Compensation
We account for stock-based compensation expense in accordance with ASC Topic 718 Compensation- Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of ASC 718, we had no stock-based compensation awarded to employees and directors.

During September 2009 we reduced the exercise price of all of the outstanding options to $.20 per share.  In accordance with ASC 718 the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  The amount recognized as additional compensation was $61,287 for the three and nine months ended September 30, 2009.

Recent Pronouncements
In June 2009, the FASB approved the Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”) we have updated references to GAAP in our financial statements for the periods ended September 30, 2009.  The adoption of ASC 105 did not impact our financial position or results of operations.

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for transfers of financial assets, which is included in ASC Topic 860, Transfers and Servicing.  This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for the consolidation of variable interest entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The guidance is included in ASC Topic 810, Consolidation.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The guidance is effective for the first annual reporting period beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. We adopted the new guidance in the third quarter of 2009 and it did not materially affect our financial position and results of operations.

In October 2009, the FASB issued an update to ASC Topic 605, Revenue Recognition (“ASC 605”).  This amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This amendment replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  The amendment also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, the amendment requires expanded disclosures. This amendment will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our condensed consolidated financial statements.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the three months ended September 30, 2009 and 2008:

	2009		2008
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$554,836	58.15%	$836,184	61.11%
Bakery sales	103,373	10.83%	176,515	12.90%
Franchise fees and royalties	295,979	31.02%	355,596	25.99%
Total revenue	$954,188	100.00%	$1,368,295	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$195,829	35.30%	$307,643	36.79%
Labor	245,238	44.20%	346,641	41.46%
Occupancy	102,542	18.48%	123,550	14.78%
Depreciation	59,649	10.75%	73,019	8.73%
Other operating cost	64,408	11.61%	150,426	17.99%
Total restaurant operating expenses	$667,666	120.34%	$1,001,279	119.75%

Bakery:		As a Percentage of Bakery Sales		As a Percentage of Bakery Sales
Cost of sales	$27,823	26.91%	$47,460	26.89%
Labor	46,422	44.91%	56,266	31.88%
Occupancy	8,146	7.88%	7,448	4.22%
Depreciation	9,626	9.31%	9,600	5.44%
Other operating cost	11,847	11.46%	27,390	15.52%
Total bakery operating expenses	$103,864	100.47%	$148,164	83.95%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$707,149	238.92%	$1,568,461	441.08%
Depreciation	30,059	10.16%	7,165	2.01%
Total franchise and general expenses	$737,208	249.08%	$1,575,626	443.09%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,508,738	158.12%	$2,725,069	199.16%

(Loss) from operations	(554,550)	(58.12)%	(1,356,774)	(99.16)%

Other income and (expense):
Net interest income (expense)	(19,253)	(2.02)%	8,888	0.65%
Other (income) expense	2,892	.30%	(12,515)	(0.91)%
Total other income and (expense)	(16,361)	(1.72)%	3,627	(0.26)%

Net income (loss)	$(570,911)	(59.83)%	$(1,360,401)	(99.42)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the three months ended September 30, 2009, total revenue decreased $414,107 (30.26%) from $1,368,295 for the three months ended September 30, 2008 to $954,188 for the same period in 2009.  For the three months ended September 30, 2009, restaurant sales decreased by $281,348 (33.65%) from $836,184 in 2008 to $554,836 in 2009.  The decrease in restaurant revenue is principally due to the number of restaurants operating in each period as well as the changes in economic conditions.  In 2009 we had 7 restaurants operating.  In 2008 we had 8 restaurants operating.

For the three months ended September 30, 2009, bakery sales decreased by $73,142 (41.44%) from $176,515 in 2008 to $103,373 in 2009.  Our bakery was operating for the both three-month periods in 2009 and 2008; however we had fewer customers, both franchise and our restaurants, in 2009 than we did in 2008.  In addition our customers’ revenues were down in 2009 resulting in lower bread sales.

The loss from restaurant operations decreased $52,265(31.66%) from $165,095 for the three months ended September 30, 2008 to $112,830 for the three months ended September 30, 2009.  The improvement results from the sale of one of our less profitable restaurants.  In addition we have reduced controllable operating costs.  We believe that we will see continued improvement in the operation of our restaurants as we work towards adding new day parts, such as breakfast or dinner, to our menu.

Operating results for the bakery decreased $28,842 (101.73%) from operating income of $28,351 for the three months ended September 30, 2008 to a loss of $491 for the three months ended September 30, 2009.  The loss results from an increase in labor cost as a percentage of revenue.  Bakery labor, which is a significant component of cost, is semi variable with a higher percentage of revenue at the current revenue levels.

Franchise fees and royalty revenue decreased $59,617 (16.77%) from $355,596 for the three months ended September 30, 2008 to $295,979 in 2009.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  One Spicy Pickle restaurant was opened and no agreements were terminated during the three-month period ending September 30, 2009 and we recognized fees of $35,000.  Two new Spicy Pickle restaurants were opened during the three months ended September 30, 2008.  We collected the balance of a fee in the amount of $584 during the three months ended September 30, 2009 for the transfer of one of the Bread Garden Urban Café restaurants.  As of September 30, 2009 there were 14 Bread Garden Urban Café restaurants opened for which 12 paid us royalties for all or part of the period and two will begin paying royalties subsequent to September 30, 2009.There were no deferred franchise fees collected during the three-month period ended September 30, 2009 as compared to $5,000 for the three months ended September 30, 2008.  Royalty fees increased $15,380 (7.54%) from $204,054 for the three-month period ended September 30, 2008 to $219,434 for the three months ended September 30, 2009.  The increase is due primarily to the addition of the Bread Garden Urban Cafés restaurants offset by an overall decline in restaurant revenues.  There also were fewer Spicy Pickle restaurants operating during 2009.

In general during the year ended December 31, 2008, we were in the process of growing the infrastructure related to our franchise operations.  The growth was to meet expected needs as new franchise restaurants were anticipated to be opened.  In the first quarter of 2008, we entered into agreements for 23 new franchises.  Although we continued to have inquires and visits from potential franchisees in the second and third quarters of 2008, we did not sell any new franchises.  We believe that the lack of sales of new franchises is directly related to the economic downturn in 2008.  Towards the end of the third quarter of 2008, we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of full time employees from a high of 28 during the year ended 2008 to 13 by September 30, 2009.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three-month period ended September 30, 2009 and compared to the three-month period ended September 30, 2008.
	2009	2008	Difference
Personnel cost	$293,989	$737,849	$(443,860)
Professional fees	81,248	61,834	19,414
Rent	43,659	41,810	1,849
Travel and entertainment	34,098	110,138	(76,040)
Stock options	64,366	171,585	(107,219)
Investor relations	25,847	202,428	(176,581)
MIS	25,131	46,397	(21,266)
Marketing, advertising, promotion	64,925	125,982	(61,057)
Other general and administrative expenses	73,886	70,438	3,448
Total general and administrative expenses	$707,149	$1,568,461	$(861,312)

General and administrative expenses decreased $861,312 (54.91%) from $1,568,461 for the three-month period ended September 30, 2008 to $707,149 for the three-month period ended September 30, 2009.  Our most significant expense continues to be personnel costs.  We reduced the number of full time employees from 27 at September 30, 2008 to 13 at September 30, 2009.  We also reduced the salary levels of remaining employees.  The two reductions resulted in a decrease in personnel cost of $443,860 (60.16%) from $737,849 for the three-month period ended September 30, 2008 to $293,989 for the three-month period ended September 30, 2009.

Professional fees increased $19,414 (31.40%) from $61,834 for the three-month period ended September 30, 2008 to $81,248 for the three-month period ended September 30, 2009.  The increase is a result of increased consulting expenses in connection with our Bread Garden operations which was approximately $22,000 and offset by a reduction in legal fees as a result of bringing a portion of our legal work in house.  We expect to see further reduction to legal fees.

Rent expense increased $1,849 (4.42%) from $41,810 for the three months ended September 30, 2008 to $43,659 for the three months ended September 30, 2009.  The increase was due to the additional space rented to accommodate the increase in personnel during 2008 as well as added space for our Bread Garden operations in Vancouver, Canada.  During the three months ended September 30, 2009, we reduced the amount of space we rent by subleasing a portion of our headquarters office.  We have reduced future rent expense by approximately $2,100 per month.  In addition we negotiated with our landlord for a deferral of a portion of the monthly rental payments.  Effective April 2009, we are deferring $3,000 per month.  The amount is included in rent expense but will be due and payable in the future.

Travel and entertainment decreased $76,040 (69.04%) from $110,138 for the three months ended September 30, 2008 to $34,098 for the three months ended September 30, 2009.  The decrease was due to less travel related to our operations department in visiting franchised location to perform onsite evaluations.  We have temporarily reduced the number of visits made each year and combine multiple locations on each trip.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $107,219 (62.49%) from $171,585 for the three months ended September 30, 2008 to $64,366 for the three months ended September 30, 2009.  We did not grant any options during the three-months periods ended September 30, 2009 and 2008.  All of the employee options are fully vested at September 30, 2009.  During September 2009, we reduced the exercise price of all of the outstanding options to $.20 per share.  In accordance with ASC 718 the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  The amount recognized as additional compensation was $61,287 for the three and nine months ended September 30, 2009.

Investor relations decreased $176,581 (87.23%) from $202,428 for the three months ended September 30, 2008 to $25,847 for the three months ended September 30, 2009.  In the past we engaged a number of investor relation firms to assist in attracting new shareholders for our company.  We have minimized the cost by not engaging as many firms on a regular basis.

MIS decreased $21,266 (45.83%) from $46,397 for the three months ended September 30, 2008 to $25,131 for the three months ended September 30, 2009.  The decrease was due primarily as a result of mature systems, and reducing the third party support of our systems.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $90,781 and $99,961 for the three months ended September 30, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $155,706 and $225,944 for the three months ended September 30, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts included in the financial statements as advertising costs in the financial statements were $64,925 and $125,982 for the three months ended September 30, 2009 and 2008, respectively.

Other general and administrative expenses increased $3,448 (4.90%) from $70,438 for the three months ended September 30, 2008 to $73,886 for the three months ended September 30, 2009.  The increase resulted from a guaranty on a lease of a franchisee in the amount of $80,000.  This is the only franchisee lease that we guaranteed.  The remaining decrease results from the reduced number of personnel, reductions in contributions, automobile expenses and other miscellaneous items.  These reductions were planned.

The loss from operations was $554,550 for the three months ended September 30, 2009 as compared to $1,356,774 for the three months ended September 30, 2008. The decrease in the loss from operations of $802,224 (59.13%) was primarily due to the decrease to personnel expenses, investor relations, stock options and other operating expenses.  Other income (expense) was an expense of $16,361 for the three months ended September 30, 2009 as compared to an expense of $3,627 for 2008.  The increase in the expense results from having interest expense in 2009 and interest income in 2008 due to higher cash balances during the three months ended September 30, 2008 as compared to 2009.  This was offset by a gain of $2,892 on the sale of assets in the three months ended September 30, 2009 as compared to a loss of $12,515 in 2008.  The net loss for the three months ended September 30, 2009 was $570,911 compared to a net loss of $1,360,401 for the three months ended September 30, 2008, a decreased loss of $789,490 (58.03%).

The following analysis shows operating statistics for the nine months ended September 30, 2009 and 2008:

	2009		2008
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$1,767,875	55.56%	$1,954,228	60.70%
Bakery sales	319,399	10.04%	352,058	10.93%
Franchise fees and royalties	1,094,367	34.40%	913,216	28.37%
Total revenue	$3,181,641	100.00%	$3,219,502	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$611,101	34.57%	$692,065	35.41%
Labor	748,175	42.32%	841,630	43.07%
Occupancy	296,208	16.76%	285,792	14.62%
Depreciation	181,036	10.24%	149,524	7.65%
Other operating cost	197,647	11.18%	337,703	17.28%
Total restaurant operating expenses	$2,034,167	115.07%	$2,306,714	118.03%
		As a Percentage of Bakery Sales		As a Percentage of Bakery Sales
Bakery:
Cost of sales	$83,192	26.05%	$135,945	38.61%
Labor	140,341	43.94%	168,920	47.98%
Occupancy	21,250	6.65%	21,695	6.16%
Depreciation	30,028	9.40%	29,451	8.37%
Other operating cost	40,533	12.69%	56,679	16.10%
Total bakery operating expenses	$315,344	98.73%	$412,690	117.22%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$2,055,138	187.79%	$5,046,315	552.59%
Depreciation	91,506	8.36%	20,403	2.23%
Total franchise and general expenses	$2,146,644	196.15%	$5,066,718	554.82%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$4,496,155	141.32%	$7,786,122	241.84%

(Loss) from operations	(1,314,514)	(41.32)%	(4,566,620)	(141.84)%

Other income and (expense):
Net interest income (expense)	(50,622)	(1.59)%	66,296	2.06%
Other (income) expense	1,998	0.06%	(30,005)	(0.93)%
Total other income and (expense)	(48,624)	(1.53)%	36,291	2.16%

Net income (loss)	$(1,363,138)	(42.84)%	$(4,530,329)	(140.72)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the nine months ended September 30, 2009, total revenue decreased $37,861 (1.18%) from $3,219,502 for the nine months ended September 30, 2008 to $3,181,641 for the same period in 2009.  For the nine months ended September 30, 2009, restaurant sales decreased by $186,353 (9.54%) from $1,954,228 in 2008 to $1,767,875 in 2009.  The decrease in restaurant revenue is principally due to the number of restaurants operating in each period as well as changes in economic conditions.  In 2009 we had 7 restaurants operating.  In 2008 we had 8 restaurants operating.

For the nine months ended September 30, 2009, bakery sales decreased by $32,659 (9.28%) from $352,058 in 2008 to $319,399 in 2009.  Our bakery was operating for the both nine-month periods in 2009 and 2008; however we had fewer customers, both franchisee and our own restaurants, in 2009 than we did in 2008.  In addition our franchisee customers’ revenues were down in 2009 resulting in lower bread sales.

The loss from restaurant operations decreased $86,194 (24.45%) from $352,486 for the nine months ended September 30, 2008 to $266,292 for the nine months ended September 30, 2009.  The improvement results from the sale of one of our less profitable restaurants.  In addition we have reduced controllable operating costs.  We believe that we will see continued improvement in the operation of our restaurants as we work towards adding new day parts to our menu.

Operating results for the bakery increased $64,687 (106.69%) from an operating loss of $60,632 for the nine months ended September 30, 2008 to income of $4,055 for the nine months ended September 30, 2009.  The improvement resulted primarily from decreases in controllable costs.

Franchise fees and royalty revenue increased $181,151 (19.84%) from $913,216 for the nine months ended September 30, 2008 to $1,094,367 in 2009.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Four restaurants were opened and 3 agreements terminated during the nine- month period ending September 30, 2009 and we recognized fees of $240,000.  Five restaurants were opened during the nine months ended September 30, 2008 which accounted for $145,000 in revenue.  We collected a fee of $7,634 during the nine months ended September 30, 2009 for the transfer of one of the Bread Garden Urban Café restaurants.  As of September 30, 2009 there were 14 Bread Garden Urban Café restaurants opened of which 12 paid us royalties for all or part of the period and two will begin paying royalties subsequent to September 30, 2009.  Deferred franchise fees collected but not recognized as revenue during the nine-month period ended September 30, 2009 was $55,000 as compared to $316,500 for the nine months ended September 30, 2008.  Royalty fees increased $67,833 (11.40%) from $595,227 for the nine-month period ended September 30, 2008 to $663,060 for the nine months ended September 30, 2009.  The increase is due primarily to the addition of the Bread Garden Urban Cafés restaurants.  The net number of franchised Spicy Pickle restaurants opened as of September 30, 2009 was 30 and 33 at September 30, 2008.

In general during the year ended December 31, 2008, we were in the process of growing the infrastructure related to our franchise operations.  The growth was to meet expected needs as new franchise restaurants were anticipated to be opened.  In the first quarter of 2008, we entered into agreements for 23 new franchises.  Although we continued to have inquires and visits from potential franchisees in the second and third quarters of 2008, we did not sell any new franchises.  We believe that the lack of sales of new franchises is directly related to the economic downturn in 2008.  Towards the end of the third quarter of 2008, we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of employees from a high of 28 during the year ended 2008 to 13 by September 30, 2009.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the nine-month period ended September 30, 2009 and compared to the nine-month period ended September 30, 2008.
	2009	2008	Difference
Personnel cost	$1,118,089	$2,099,253	$(981,164)
Professional fees	211,266	240,130	(28,864)
Rent	143,107	111,407	31,700
Travel and entertainment	122,900	336,091	(213,191)
MIS	69,335	91,374	(22,039)
Stock options	68,803	726,501	(657,698)
Investor relations	35,546	798,189	(762,643)
Marketing, advertising, promotion	9,201	326,321	(317,120)
Other general and administrative expenses	276,891	317,049	(40,158)
Total general and administrative expenses	$2,055,138	$5,046,315	$(2,991,177)

General and administrative expenses decreased $2,991,177 (59.27%) from $5,046,315 for the nine-month period ended September 30, 2008 to $2,055,138 for the nine-month period ended September 30, 2009.  Our most significant expense continues to be personnel costs.  We reduced the number of employees from a high of 28 at September 30, 2008 to 13 at September 30, 2009.  We also reduced the salary levels of remaining employees.  The two reductions resulted in a decrease in personnel cost of $981,164 (46.74%) from $2,099,253 for the nine-month period ended September 30, 2008 to $1,118,089 for the nine-month period ended September 30, 2009.

Professional fees decreased $28,864 (12.02%) from $240,130 for the nine-month period ended September 30, 2008 to $211,266 for the nine-month period ended September 30, 2009.  The reduction was a result of bringing a portion of our legal work in house, offset by increased consulting expenses in connection with our Bread Garden operations which was approximately $46,000.  We expect to see further reduction to legal fees through the remainder of 2009.

Rent expense increased $31,700 (28.45%) from $111,407 for the nine months ended September 30, 2008 to $143,107 for the nine months ended September 30, 2009.  The increase was due to the additional space rented to accommodate the increase in personnel during 2008 as well as added space for our Bread Garden operations in Vancouver, Canada.  During the third quarter of 2009 we reduced the amount of space we rent by subleasing a portion of our headquarters office.  We have reduced future rent expense by approximately $2,100 per month.  In addition we negotiated with our landlord for a deferral of a portion of the monthly rental payments.  Effective April 2009, we are deferring $3,000 per month.  The amount is included in rent expense but will be due and payable in the future.

Travel and entertainment decreased $213,191 (63.43%) from $336,091 for the nine months ended September 30, 2008 to $122,900 for the nine months ended September 30, 2009.  The decrease was due to less travel related to our operations department in visiting franchised location to perform onsite evaluations.  We have temporarily reduced the number of visits made each year and combine multiple locations on each trip.

MIS decreased $22,039 (24.12%) from $91,347 for the nine months ended September 30, 2008 to $69,335 for the nine months ended September 30, 2009.  The decrease was due primarily as a result of mature systems, and reducing the third party support of our systems.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $657,698 (90.53%) from $726,501 for the nine months ended September 30, 2008 to $68,803 for the nine months ended September 30, 2009.  We did not grant any options during the nine months ended September 30, 2009 and granted 1,460,000 stock options during the nine months ended September 30, 2008.  All of the employee options are fully vested at September 30, 2009.  During September 2009 we reduced the exercise price of all of the outstanding options to $.20 per share.  In accordance with ASC 718 the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  The amount recognized as additional compensation was $61,287 for the three and nine months ended September 30, 2009.

Investor relations decreased $762,643 (95.55%) from $798,189 for the nine months ended September 30, 2008 to $35,546 for the nine months ended September 30, 2009.  In the past we engaged a number of investor relation firms to assist in attracting new shareholders for our company.  We have minimized the cost by not engaging as many firms on a regular basis.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. In our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $277,101 and $275,312 for the nine months ended September 30, 2009 and 2008, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $286,302 and $601,633 for the nine months ended September 30, 2009 and 2008, respectively.  We anticipate that for the year ending December 31, 2009 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts included in the financial statements as advertising expense in the financial statements were $9,201 and $326,321 for the nine months ended September 30, 2009 and 2008, respectively.

Other general and administrative expenses decreased $40,158 (12.67%) from $317,049 for the nine months ended September 30, 2008 to $276,891 for the nine months ended September 30, 2009.  During the nine months ended September 30, 2009 we became obligated to pay a guaranty on a lease of a franchisee in the amount of $80,000.  This is the only franchisee lease we have guaranteed.  This one time increase was offset by the cost savings of the reduced number of personnel, reductions in contributions, automobile expenses and other miscellaneous items.  These reductions were planned.

The loss from operations was $1,314,514 for the nine months ended September 30, 2009 as compared to $4,566,620 for the nine months ended September 30, 2008. The decrease in the loss from operations of $3,252,106 (71.21%) was primarily due to the decrease to personnel expenses, investor relations, stock options and other operating expenses. Other income (expense) was an expense of $48,624 for the nine months ended September 30, 2009 as compared to an income of $36,291 for 2008.  The increase in the expense results from having interest expense in 2009 and interest income in 2008 due to higher cash balances during the nine months ended September 30, 2008 as compared to 2009.  This was offset by a gain of $1,998 on the sale of assets in the nine months ended September 30, 2009 as compared to a loss of $30,005 in 2008.  The net loss for the nine months ended September 30, 2009 was $1,363,139 compared to a net loss of $4,530,329 for the nine months ended September 30, 2008, a decreased loss of $3,167,190 (69.91%).

Liquidity and Capital Resources

At September 30, 2009, we had working capital of $312,150, as compared to working capital deficit of $925,635 at December 31, 2008.  Of the working capital at September 30, 2009, $668,329 was deferred franchise fee revenue and does not represent a cash liability.  The increase in working capital is primarily due to an equity offering in September 2009.  On September 22, 2009, we entered into an Amendment, Redemption and Conversion Agreement (the “Agreement”) with the holders of all 638.88 outstanding shares of our Series A Variable Rate Convertible Preferred Stock (the “Preferred Stock”).  Under the terms of that Agreement, the holders of 402 shares of Preferred Stock agreed to allow us to redeem 94.12 of the shares for a total of $799,998 and convert their remaining shares of Preferred Stock into 2,093,601 shares of our $.001 par value common stock (“Common Stock”).  The holders of 236.88 shares of Preferred Stock agreed to convert their shares into 4,737,600 shares of our Common Stock.

All of the holders were issued warrants when they originally purchased their shares of Preferred Stock.  Those warrants were exercisable at $1.60 per share and expired December 14, 2012.  The Agreement amended the warrants to lower the exercise price to $0.20 per share and extend the expiration date to September 22, 2014.

The Agreement was contingent upon us completing a private placement of at least $1.8 million of equity securities (the “New Financing”) and entering into an agreement with the original placement agent of the Preferred Stock (“Placement Agent”).  The Placement Agent had received warrants to purchase 288,400 shares of our common stock at $1.60 per share exercisable through December 14, 2012.  Under the terms of the agreement, the Placement Agent agreed to cancel these warrants in exchange for new warrants exercisable at $0.20 per share through September 22, 2014.

As discussed above, as of September 30, 2009 we sold a total of 22 Units for cash in the amount of $2,200,000 in the New Financing.  Each Unit consisted of 769,231 shares of our Common Stock and a warrant to purchase an additional 384,615 shares of Common Stock at $.19 per share.  The warrants expire September 22, 2014.  We issued a total of 16,923,082 shares of our Common Stock and warrants to purchase 8,461,530 shares.  Of the securities purchased, 13,846,158 shares and 6,923,070 warrants were purchased by members of our Board of Directors.

In addition to the above, in December 2008, two members of our Board of Directors granted us a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain of our assets.  During the nine months ended September 30, 2009, the amount of the line was increased to $800,000.  At September 30, 2009, the interest rate on the borrowings was 4.25%.

During September 2009, the line of credit was renegotiated and the outstanding principal and accrued interest totaling, $817,252, was converted to a convertible promissory note (“Convertible Note”).  The Convertible Note is due January 31, 2012, bears interest at the same rate that the line of credit did, one percent above the prime rate.  Interest is payable semi-annually.  The holders of the Convertible Note may convert any amount of the principal and accrued interest due into our Common Stock at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

The conversion feature in the Convertible Note is considered to be a beneficial conversion feature.  We have accounted for the beneficial conversion feature in accordance with ASC Topic 470, Liabilities.  We accounted for a portion of the proceeds, $157,164, from the Convertible Note which related to the intrinsic value of the beneficial conversion feature by allocating that amount to additional paid in capital.  The following summarizes the carrying amount of the Convertible Promissory Note:

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital	(157,164)
Note payable to related parties	$660,088

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At September 30, 2009, the interest rate on the borrowings was 12.438%.

During the nine months ended September 30, 2009, we used cash in operating activities of $1,154,344 as compared to cash used in operations of $3,262,498 for the same period in 2008.  Cash in the amount of $6,371 was provided from the sale of assets netted against purchases for the nine months ended September 30, 2009 as compared to cash of $1,308,819 used for the same period in 2008.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at September 30, 2009 was $668,329, a decrease of $103,171 compared to December 31, 2008. Although not recorded as revenue, any payments received will provide working capital.

At September 30, 2009, we had contractual obligations for operating leases of approximately $2,581,869, of which $112,766 is due by December 31, 2009.

As of September 30, 2009, our aggregate minimum requirements under non-cancelable leases are as follows:

2009	$112,766
2010	441,787
2011	420,854
2012	378,369
2013	351,734
Later years	876,359
$2,581,869

During the nine months ended September 30, 2009, we issued 1,590,084 shares of our Common Stock in lieu of a cash payment for dividends payable on our Preferred Stock of $270,071.  The number of shares of Common Stock issued was calculated as per terms of the Preferred Stock.  The terms required we determine the average of the volume weighted average prices of our Common Stock for a period of 20 days prior to the dividend date and then use a value equal to 90% of that average.  The calculation was performed for two periods, the dividends that were payable January 1, 2009 and July 1, 2009.  The value calculated was $0.1691 and $0.1706 for January 1, 2009 and July 1, 2009, respectively and we issued 798,555 shares and 791,529 shares of Common Stock, respectively.

Summary – September 30, 2009

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

Off-Balance Sheet Arrangements

At September 30, 2009, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we issued 100,000 shares of common stock in lieu of cash in payment of a contract valued at $16,000.

During the three months ended September 30, 2009, we issued 1,476,500 shares of our Common Stock to a consultant currently under contract to the Company.  The stock was issued in lieu of future cash payments of $236,241 under the contract for services to be rendered from July 1, 2009 until the termination of the contract on September 1, 2012.

During the three months ended September 30, 2009, we sold a total of 22 Units for cash in the amount of $2,200,000.  Each Unit consisted of 769,231 shares of common stock and a warrant to purchase an additional 384,615 shares of common stock at $.19 per share.  The warrants expire September 22, 2014.  We issued a total of 16,923,082 shares of common stock and warrants to purchase 8,461,530 shares.  Of the securities purchased, 13,846,158 shares and 6,923,070 warrants were purchased by member of our Board of Directors.

No underwriter was used in these transactions.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business.  Restrictive legends were placed on the certificates evidencing the securities issued in the transactions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (5)
4.3	Form of warrant to be issued to private placement investors (6)
10.1	Employment Agreement – Marc Geman (3)
10.2	Employment Agreement – Anthony Walker (3)
10.3	Employment Agreement – Kevin Morrison (3)
10.4	2006 Stock Option Plan (3)
10.5	Promissory Note to Spicy Pickle, LLC (3)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (7)
10.7	Form of Warrant (8)
10.8	Registration Rights Agreement dated as of December 14, 2007 (9)
10.9	Lock-Up Agreement of Marc Geman (10)
10.10	Form of Lock-Up Agreement executed by other officers and directors (11)
10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (12)
10.12	Amendment, Redemption and Conversion Agreement (13)
10.13	Agreement with Midtown Partners & Co, LLC and assigns (14)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (15)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (15)
32.1	Section 1350 Certification of Chief Executive Officer (15)
32.2	Section 1350 Certification of Chief Financial Officer (15)

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.

(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(11)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(14)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

November 16, 2009	By:	/s/ Marc Geman
Marc Geman
Chief Executive Officer

November 16, 2009	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (5)
4.3	Form of warrant to be issued to private placement investors (6)
10.1	Employment Agreement – Marc Geman (3)
10.2	Employment Agreement – Anthony Walker (3)
10.3	Employment Agreement – Kevin Morrison (3)
10.4	2006 Stock Option Plan (3)
10.5	Promissory Note to Spicy Pickle, LLC (3)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (7)
10.7	Form of Warrant (8)
10.8	Registration Rights Agreement dated as of December 14, 2007 (9)
10.9	Lock-Up Agreement of Marc Geman (10)
10.10	Form of Lock-Up Agreement executed by other officers and directors (11)
10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (12)
10.12	Amendment, Redemption and Conversion Agreement (13)
10.13	Agreement with Midtown Partners & Co, LLC and assigns (14)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (15)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (15)
32.1	Section 1350 Certification of Chief Executive Officer (15)
32.2	Section 1350 Certification of Chief Financial Officer (15)

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.

(6)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(11)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(14)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(15)	Filed herewith.