Form 10-K
period 2009-12-31
SPICY PICKLE FRANCHISING INC
filed 2010-03-11
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Registrant’s telephone number, including area code: (303) 297-1902

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2009 aggregate market value of the voting and non-voting common equity held by non-affiliates was $7,310,539.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2010, there were 83,994,274 shares of common stock outstanding.

ii

iii

PART I

Item 1. Business

Our business is the franchise and operation of Spicy Pickle® and Bread Garden® Urban Café restaurants. Spicy Pickle is a fast casual sandwich restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 11 states in the United States.  Bread Garden Urban Café restaurants also specialize in fast casual dining, but are considered a bakery café concept, offering specialty coffee, breakfast pastry and sandwiches, salads, soups, lunch and dinner oven baked entrées, sandwiches, wraps, and dessert items served all day long.  Bread Garden Urban Cafés are located in, British Columbia, Canada, primarily in the metropolitan Vancouver area.

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

Franchisees pay us a 5% royalty on weekly gross sales and an additional 2% to support national and regional marketing efforts that produce brand development, agency support, point of purchase materials and print and broadcast advertising. In addition, we require franchisees to dedicate at least 1% of sales to local advertising. The estimated initial cost of a Spicy Pickle franchise is approximately $400,000 and varies based on location. Each location has an end-cap/in-line of approximately 1,600 to 2,000 square feet and seating for 40 to 60 guests inside with additional outdoor seating as available.

The first Spicy Pickle restaurant was launched in 1999 by Kevin Morrison and Anthony Walker.  Mr. Walker remains with us as our Chief Operating Officer and Mr. Morrison is no longer employed by us.  Spicy Pickle Franchising, LLC was formed in January 2003 as a Colorado limited liability company. In January 2003, we launched the Spicy Pickle brand as a national franchise with Marc Geman, former president of the PretzelMaker franchise, as our Chief Executive Officer. We sold our first franchise in the spring of 2003 and opened our first franchise restaurant in the second half of 2003. On September 8, 2006, we converted from a limited liability company to a Colorado corporation named Spicy Pickle Franchising, Inc. (the “Company”).

Spicy Pickle has been recognized nationally and in its local markets as a purveyor of fast casual food to watch. The December 2006, 2007 and 2008 issues of Fast Casual Magazine feature Spicy Pickle as numbers 29th, 25th and 32nd, respectively, in its list of “2006 – 2007 Top 100 Movers and Shakers” “2007- 2008 Top 100 Movers and Shakers” and “2008 – 2009  Top 100 Movers and Shakers,” respectively. National Restaurant News selected Spicy Pickle as one of its 2006 Hot Concepts!  In 2009, a Denver, Colorado network affiliated television station named Spicy Pickle as having the “Best Sandwich in Denver”.

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

In addition we intend to explore international expansion.  A potential master developer has opened a Bread Garden Urban Café in Brisbane, Australia.  If this initial unit proves successful we intend to enter into an agreement for the development of Australia.  We are also exploring the possibility of other international locations.

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

Bread Garden was started by two women with culinary backgrounds, similar to our start, in the late 1970’s and early 1980s.  One of the founders currently operates two upscale grocery stores in Vancouver which carry many of the original products found in the Bread Garden restaurants.  Essentially the restaurants were urban cafes serving breakfast pastries, quiches and coffee along with fresh baked breads for sandwiches.  In the mid 1980’s the founders became involved with Spectra Group which owns and operates restaurants and put the Bread Garden concept into Spectra. At one time Spectra Group owned, operated and licensed a multi-concept group of 109 restaurants and express kiosks within five concepts: Bread Garden, The Boathouse, Romano’s Macaroni Grill, Red Door Pan Asian Grill (Red Door) and Yankee Grill and Roaster.  Along with the Bread Garden, The Boathouse and Red Door were concepts owned and developed by Spectra Group. Romano’s Macaroni Grill is operated under a license agreement with Brinker International, Inc.  Spectra developed the Bread Garden concept to 17 units at one point but over time the concept changed and by the early part of this century there were 14 units.

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

There are three other aspects to the concept, one involving a Bread Garden express unit on the BC ferries running between Vancouver Island and the mainland, a Bread Garden express unit found in approximately 70 Chevron stations throughout western BC, and a full service catering operation. These express locations and the catering operation are not part of the acquisition.  However, we can and do cater from the Bread Garden Urban Café restaurants.

However, the overall brand identification of Bread Garden is exceptional. To some older Vancouverites who recall the original menu, the Bread Garden’s current menu, other than its coffee, pastry and dessert program, does not measure up to the earlier days.  Our plan is to refresh the Bread Garden concept with fresh baked artisan breads and some of our signature sandwiches and, if capital is available, convert or open a Spicy Pickle in Vancouver to gauge sales versus existing Bread Garden units.

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

Our Spicy Pickle menu is moderately priced with an average ticket of approximately $10.00. We have expanded our menu to include catering and expect to add other day-parts. We are committed to providing sufficient variety to encourage guests to return often and try something new.

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

As part of our growth strategy, in addition to our franchised restaurants, we will operate company-owned restaurants.  At December 31, 2007, we had one restaurant opened.  In February 2008, we purchased a partial interest in one Spicy Pickle restaurant from a franchisee.  In March 2008, we purchased three Spicy Pickle restaurants from another franchisee.  We also built two Spicy Pickle restaurants in Colorado.  Also in March 2008, we purchased a Spicy Pickle restaurant located in Chicago from another franchisee which we sold in December 2008 to a new franchisee.  We will continue to either build or acquire new restaurants in the future.  There are no other agreements in place at this time.

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

Our Menu

Our Spicy Pickle menu offers customers a choice of seven signature submarine-style sandwiches, eight signature panini, six salads, six signature pizzetti (not offered in all restaurants) and five soups, as well as a combo meal consisting of a one-half sandwich or panini and a small soup or salad. Customers can also build their own sandwich, salad or pizzetti choosing from three breads, 12 meats (or vegetables); eight cheeses, an unlimited number of our 22 toppings, and an unlimited number of our 14 spreads. Some menu items may vary from store to store. We feature high-quality ingredients consisting of all-natural products with no preservatives or MSG, except for the coloring in our yellow cheese. This is part of our strategy to attract the growing number of health-conscious consumers to our restaurants. We believe our restaurants deliver value, quality and convenience. Our menu is moderately priced with an average ticket of approximately $10.00.  Menu prices are set by franchisees at the store level and vary from location to location. Sandwiches typically cost between $6.45 and $7.25 with small and large soups and salads ranging from $3.45 to $7.95. An individual size pizzetti ranges from $7.45 to $7.95.

Our Bread Garden menu offers customers a choice of five signature sandwiches, four wraps, three café sandwiches, a variety of oven baked entrées and pasta dishes, a variety of soups and salads as well as a number of breakfast items.  We also offer specialty coffees and tea in addition to an extensive pastry and dessert selection.

Our Current Locations

Our restaurant Spicy Pickle locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2009, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado (1)	2
Ft. Collins, Colorado	2
Aurora, Colorado	2
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	1
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia (2)	1
Portland, Oregon (3)	2
Poway, California (4)	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1
Austin, Texas (5)	1
San Diego, California	2
Chandler, Arizona	1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Houston, Texas	1	1	1
Naperville, Illinois	1
Temecula, California (6)		1
Las Vegas, Nevada		1
	37	3	1

_______________
(1)	One restaurant closed subsequent to December 31, 2009.
(2)	Closed subsequent to December 31, 2009 due to lease expiration and is relocating and will reopen in 2010.
(3)	One restaurant closed subsequent to December 31, 2009.
(4)	One restaurant closed subsequent to December 31, 2009.
(5)	An additional restaurant closed during 2009 to relocate and will reopen in 2010.
(6)	Opened subsequent to December 31, 2009.

Our Bread Garden locations including those under construction and in lease negotiation as of December 31, 2009 are

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia (1)	5	2
Richmond, British Columbia	2
Surrey, British Columbia	1
Burnaby, British Columbia	1
West Vancouver, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia	1
Whistler Resort, British Columbia	1
Brisbane, Australia	1
	16	2
______________
(1)	The 2 restaurants under construction opened subsequent to December 31, 2009.

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

Employees

As of March 10, 2010, we have a total of 85 employees in our franchising, restaurant and bakery operations, of which 22 are full time.

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

The current economic situation has adversely affected our business, results of operations, liquidity and capital resources.

The U.S. economy is currently undergoing a significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, falling consumer confidence and rising unemployment rates. These conditions have impacted our business in several ways.

Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our customers’ disposable income available for discretionary spending is reduced (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have experienced lower sales and customer traffic as potential customers choose lower-cost alternatives or choose alternatives to dining out. The resulting decreases in customer traffic or average value per transaction has negatively impacted our financial performance, as reduced revenues result in downward pressure on margins. These factors have reduced our Company-owned restaurants’ gross sales and profitability, as well as the gross sales of franchised restaurants, resulting in lower royalty payments from franchisees.

Diminished restaurant performance and the difficulty in obtaining financing have also negatively impacted our ability to sell franchises and to get persons who have purchased franchises to develop their restaurants.  Persons who might otherwise invest in a franchise may be reluctant to do so if they believe that the cash flow generated by operating a Spicy Pickle or Bread Garden restaurant does not provide an adequate return on an investment or is insufficient to service debt.  These factors may also discourage persons who have purchased franchises from investing more capital to develop their restaurants.  While we have signed agreements with franchisees to open 59 restaurants under the Spicy Pickle brand as of December 31, 2009, there is no assurance that all of these restaurants will be opened.  If the restaurants do not open, we will not receive cash flow from royalty fees they would generate.

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

Our success depends to a significant extent upon the efforts and abilities of our key personnel, including Marc Geman, Chairman and Chief Executive Officer, Anthony Walker, Chief Operating Officer and co-founder, as well as other key creative and strategic marketing and operational personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon our business, operating results and financial condition. If we are not able to efficiently replace our key personnel with qualified individuals, our business and operational activities could suffer. In turn, if our operational activities decline, our financial performance and overall financial condition will also suffer. We cannot assure you that a replacement for these key employees could be located if their services were no longer available. At present, we do not have key man insurance for Mr. Geman or, Mr. Walker.

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

We have incurred increased costs as a result of being a public company and this may adversely affect our operating results.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission (the “SEC”) and the OTC Bulletin Board (the “OTCBB”). We expect these rules and regulations to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The market price of our common stock has fluctuated significantly in the past. Our common stock started trading on the OTCBB under the symbol “SPKL” on August 20, 2007.  Since it started trading, the high and low prices of a share of our common stock have been $2.02 and $0.08, respectively.  On March 8, 2010, the last reported sale price of a share of our common stock was $0.153. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

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

In addition, the stock market in general, and the OTCBB specifically, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against public companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and, potentially, economic loss and a diversion of our management’s attention and resources.

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

As of March 10, 2010, management owns a significant number of our issued and outstanding shares of common stock. Management owns approximately 47.25% of our issued and outstanding common stock, and other remaining shareholders own approximately 52.75% of our issued and outstanding common stock. Because management owns a significant block of the common stock, management probably will have the ability to elect a majority of the Board of Directors and thereby control our management. Although they are under no obligation to do so, if our executive officers and directors (and their affiliates) were to vote together, they probably also would have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, even if a change of control would benefit shareholders.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

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

Item 2.  Properties

We do not own any real property. We lease all of the real properties we use in our business. The table below sets forth information regarding each of those properties as of March 10, 2010. We believe that each of our leased facilities is suitable for the operations we conduct in it.

Use	Location	Current Monthly Rent	Square Footage	Remaining Term (in years) Including Expected Renewal Period	Comments
Corporate headquarters	90 Madison St. Denver, CO	$13,365	7,869	3.50	Rent increases each year through 2013.
Restaurant and bakery	1298 S. Broadway Denver, CO	$4,081	3,481	7.17	Rent increases in 2012.
Restaurant	10320 Federal Heights Blvd. #200 Federal Heights, CO	$2,600	1,453	9.67	Rent increases each year. Includes 1 five-year renewals.
Restaurant	8923 E. Union Ave. Greenwood Village, CO	$2,065	1,516	10.75	Rent increases each year. Includes 2 five-year renewals.
Restaurant	2043 S. University Blvd. Denver, CO	$3,740	2,200	8.42	Rent increases each year. Includes 1 five-year renewals.
Restaurant	123 N. College Ave. Ft. Collins, CO	$1,952	1,848	16.83	Includes 3 five-year options.
Restaurant	2120 E. Harmony Rd. #101 Ft. Collins, CO	$4,650	1,800	8.83	Includes 1 five-year option.
Restaurant	2300 Parker Rd. Aurora, CO	$5,407	1,800	8.00	Rent increases each year.
Corporate, Canadian headquarters	777 Dunsmuir Vancouver, Canada	$3,474	1,124	1.00

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter Ended	High Bid	Low Bid
December 31, 2009	$0.21	$0.08
September 30, 2009	$0.23	$0.14
June 30, 2009	$0.20	$0.15
March 31, 2009	$0.24	$0.14
December 31, 2008	$0.46	$0.17
September 30, 2008	$0.84	$0.39
June 30, 2008	$1.01	$0.67
March 31, 2008	$1.40	$0.80

Shareholders

We have approximately 82 record holders of our common stock as of March 10, 2010.

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

Issuance of Unregistered Shares

During the quarter ended December 31, 2009, we sold one-half Unit for cash in the amount of $50,000.  The half Unit consisted of 384,615 shares of common stock and a warrant to purchase an additional 192,308 shares of common stock at $.19 per share.  The warrants expire September 22, 2014.  No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in these transactions.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

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

The first Spicy Pickle restaurant was launched in 1999 by two individuals, Kevin Morrison and Anthony Walker, under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb.  Mr. Walker is currently our Chief Operating Officer.  By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise and recruited Marc Geman, former president of the PretzelMaker franchise, as our Chief Executive Officer.

As of December 31, 2009, we had 30 franchised Spicy Pickle restaurants and seven company-owned Spicy Pickle restaurants opened.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  This bakery has replaced the previous supplier of our artisan breads and is expected to result in a food cost savings for the franchisees in that market. Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants. Through December 31, 2009, we have signed agreements with franchisees to open 59 additional restaurants under the Spicy Pickle Brand.  However there can be no assurances that all of the additional restaurants will be built out and opened.  We review the schedule build-outs on an ongoing basis and when we determine that a franchisee will not open a restaurant we terminate the agreement.  We continue to interview prospective franchisees and rely on the cash deposits from the franchise sales as well as royalty fees from the existing restaurants to support the expenses of the business.

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

Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2009, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado (1)	2
Ft. Collins, Colorado	2
Aurora, Colorado	2
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	1
Louisville, Colorado	1
Englewood, Colorado	1
Ashburn, Virginia (2)	1
Portland, Oregon (3)	2
Poway, California (4)	1
Henderson, Nevada	1
Reno, Nevada	2
Chicago, Illinois	1
Cincinnati, Ohio	1
Austin, Texas (5)	1
San Diego, California	2
Chandler, Arizona	1
Hattiesburg, Mississippi	1
Edmond, Oklahoma	1
Cedar Park, Texas	1
Houston, Texas	1	1	1
Naperville, Illinois	1
Temecula, California (6)		1
Las Vegas, Nevada		1
	37	3	1

(1)	One restaurant closed subsequent to December 31, 2009.
(2)	Closed subsequent to December 31, 2009 due to lease expiration and is relocating and will reopen in 2010.
(3)	One restaurant closed subsequent to December 31, 2009.
(4)	One restaurant closed subsequent to December 31, 2009.
(5)	An additional restaurant closed during 2009 to relocate and will reopen in 2010.
(6)	Opened subsequent to December 31, 2009.

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

Our Bread Garden locations including those under construction and in lease negotiation as of December 31, 2009 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia (1)	6	2
Richmond, British Columbia	2
Surrey, British Columbia	1
Burnaby, British Columbia	1
West Vancouver, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia	1
Whistler Resort, British Columbia	1
Brisbane, Australia	1
	16	2
_____________
(1)	The 2 restaurants under construction opened subsequent to December 31, 2009

We intend to increase our revenues by selling new franchises and expanding consumption of our food products at all restaurants. General economic and industry conditions may affect our ability to do so and our revenue performance.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $2,039,841 for the year ended December 31, 2009 and has incurred significant net losses since inception.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  The economic conditions of 2009 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.  We significantly reduced our corporate overhead mostly in the area of personnel cost.

We believe that the reductions we have made will enable us to continue operations at current levels, but will not be sufficient to successfully implement our growth strategies.  Accordingly, management is considering raising money during the year ended December 31, 2010 to fund the company’s growth.  The realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

The preparation of our financial statements in conformity with generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of accounting policies that have been applied to the historical financial statements presented in this report can be found in the footnotes thereto.  We consider certain of these accounting policies to be critical as they are important to the portrayal of our financial condition and results of operations and may require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of financial information in this report.

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the business commences operations. Initial franchise fees were established at $45,000 for the years ended December 31, 2009 and 2008, respectively.  Franchise fees recognized were $297,480 and $252,500 for the years ended December 31, 2009 and 2008 respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $878,639 and $819,489 for the years ended December 31, 2009 and 2008, respectively.

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

Rebates - Rebates received from purveyors that supply products to our franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $274,780, and $235,305 for the years ended December 31, 2009 and 2008, respectively.

Restaurant and Bakery Sales - We record revenue from company-owned restaurant sales upon delivery of the related food and other products to customers. Our restaurant sales are either cash or credit card (which are pre-approved) sales and, therefore, no estimate for collectibility is necessary.  We record revenue from bakery sales when sold to the bakery customers, which are our franchisees.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees collected were $358,299 and $375,477 for the years ended December 31, 2009 and 2008, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $375,525 and $828,335 in 2009 and 2008, respectively, including those from the advertising fund and our own advertising expenses. The net amounts reflected in the financial statements are $17,266 and $452,858 in 2009 and 2008, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC 840”). In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period. Deferred rent expense was $143,401 and $93,052 at December 31, 2009 and 2008, respectively, and will be charged to rent expense over the life of the leases to which it relates.

Equity-Based Compensation

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations.

We issued share-based payments under our 2006 Stock Option Plan which is a qualified stock option plan and to employees of our Canadian subsidiary on an individual by individual basis.

In both instances we used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The weighted average fair value of options granted during 2009 of $0.0065 was estimated on the grant date using the Black-Scholes model with the following weighted average assumptions: expected volatility of 41.28%, expected term of 2.63 years, risk-free interest rate of 1.448% and no expected dividend yield.

The weighted average fair value of options granted during 2008 of $0.168 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 43.18%, expected term of 2.5 years, risk-free interest rate of 2.4% and no expected dividend yield.

During September 2009 we reduced the exercise price of all of the then outstanding options to $.20 per share.  In accordance with ASC 718 the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  We calculated the fair value of options immediately before the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.677, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  We calculated the fair value of options immediately after the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.20, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  The weighted value of each option immediately before the modification was $0.0036 and the weighted average value immediately after the modification was $0.0163.

The amount recognized as additional compensation was $86,790 for the year ended December 31, 2009.

Total compensation expense of all stock-based compensation (including the amount disclosed above) recognized under ASC 718 for the years ended December 31, 2009 and 2008 was $168,825 and $840,395, respectively, which consisted of stock-based compensation expense related to employee stock options.

Goodwill and Other Intangibles

Goodwill and other intangible assets include the following:
	2009	2008
Goodwill:
Related to franchise operation (Bread Garden)	$1,276,882	$1,276,882
Related to restaurant operations	320,579	320,579
Total goodwill	$1,597,461	$1,597,461

Other intangibles
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements, net of amortization	882,728	971,000
Reacquired franchise agreements	55,000	55,000
Total other intangibles	$1,228,728	$1,317,000

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden, the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants.  Acquired and reacquired franchise agreements have determinable lives between 5.5 years and 11 years.

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) requires a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

In accordance with ASC 350 we perform an impairment analysis of the goodwill and indefinite lived intangibles assets on an annual basis. We have two reporting units for which goodwill has been recognized, franchise operations and restaurant operations.  We determine our reporting units in accordance with the guidance in the ASC Topic 280 Segment Reporting (“ASC 280”).  We look at the following specific items:
a)	The nature of the products and services
b)	The nature of the production processes
c)	The type or class of customer for their products and services
d)	The methods used to distribute their products or provide their services

We performed the analysis at December 31, 2009 on each of these reporting units separately and there was no indication of impairment in goodwill and indefinite lived intangible assets.

In making an estimate of future cash flow as they relate to our franchise operations of the Bread Garden Cafes, we considered the following items:
•	Growth of the number of opened Bread Garden Urban Cafe franchised restaurants at the date of the acquisition to date. The number of restaurants grew from ten to seventeen.
•	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.
•	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.

•	Historical operating history of acquired assets as adjusted for forecast.
•	Management’s estimates of new franchisees.
•	Trends in the real estate markets.

At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles as related to the Bread Garden franchise operations was in excess of 150% of the carrying value.

In making an estimate of future cash flow as they relate to our restaurant operations, we considered the following items:
•	The economic forecast in United States.
•	Industry forecast for the restaurant industry in United States with emphasis on the quick serve segment.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Changes to the our menu and introduction of a new day part in our restaurants.

At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles as related to the restaurant operations was in excess of 150% of the carrying value.

We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.

Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We performed an analysis on a unit by unit basis for both our restaurants and bakery at December 31, 2009.  Assumptions used in preparing the expected cash flows were as follows:
•
Sales projections for 2010 were based on 2009 sales with increases in the later part of the year for the introduction of another day part on our menu.  For the years 2011 through 2019 we used annual increases of 3%.  We believe the 3% increases beyond 2010 is a reasonable growth and that it would be unreasonable to assume no growth.

•	Our food costs are projected based on 2009 operating cost as adjusted for new menu items.
•	Our variable and semi-variable operating costs are projected to increase and include an additional 1.5% per year as inflation.
•	Our fixed operating costs are projected to increase 1.5% per year.
•	Salvage value has been estimated on a restaurant by restaurant basis.

Based on our analysis, no impairment charges were recognized for the year ended December 31, 2009.

Our impairment analysis included a sensitivity analysis with regard to the cash flow projections that determine the recoverability of each restaurant's assets. The results indicate that even with a 20% decline in our projected cash flows we would still not have any potential impairment issues.  However if we elect to sublease, close or otherwise exit a restaurant location, impairment could be required.

Each time we conduct an impairment analysis in the future we will compare actual results to our projections and assumptions, and to the extent our actual results do not meet expectations, we will revise our assumptions and this could result in impairment charges being recognized.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors.

To date we have not written down any assets due to impairment; however projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value would be determined using forecasted cash flows discounted using an estimated average cost of capital and the impairment charge would be recognized in income from operations.

Recent Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2009, previous references to new accounting standards and literature are no longer applicable.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the years ended December 31, 2009 and 2008:

	2009		2008
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$2,264,926	54.94%	$2,643,682	59.85%
Bakery sales	406,600	9.86%	466,669	10.56%
Franchise fees and royalties	1,450,899	35.20%	1,307,295	29.59%
Total revenue	$4,122,425	100.00%	$4,417,646	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$798,768	35.27%	$922,667	34.90%
Labor	983,630	43.43%	1,213,607	45.91%
Occupancy	449,989	19.87%	408,907	15.47%
Depreciation	241,143	10.65%	216,495	8.19%
Other operating cost	271,182	11.97%	415,157	15.70%
Total restaurant operating expenses	$2,744,712	121.19%	$3,176,833	120.17%

Bakery:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$104,325	25.66%	$167,462	35.88%
Labor	185,461	45.61%	220,911	47.34%
Occupancy	28,610	7.04%	27,982	6.00%
Depreciation	39,367	9.68%	39,652	8.50%
Other operating cost	90,793	22.33%	74,916	16.05%
Total restaurant operating expenses	$448,556	110.32%	$530,923	113.77%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	2,799,974	192.98%	$6,291,136	481.23%
Depreciation	119,965	8.27%	29,455	2.25%
Total franchise and general expenses	$2,919,939	201.25%	$6,320,591	483.48%
		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$6,113,207	148.29%	$10,028,347	227.01%

(Loss) from operations	(1,990,782)	(48.29%)	(5,610,701)	(127.01%)

Other income and (expense):
Gain (loss) on sale of assets	1,723	.04%	(32,015)	(0.72%)
Interest income (expense)	(84,139)	(2.04%)	72,472	1.64%
Other income (expense)	33,357	.81%	(42,505)	(0.96%)
Total other income and (expense)	(49,059)	(1.23%)	(2,048)	(0.04%)

Net (loss)	$(2,039,841)	(49.48%)	$(5,612,750)	(127.05%)

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the year ended December 31, 2009, total revenue decreased $295,221 (6.68%) from $4,417,646 for the year ended December 31, 2008 to $4,122,425 for the same period in 2009.

For the year ended December 31, 2009, restaurant sales decreased by $378,756 (14.33%) from $2,643,682 in 2008 to $2,264,926 in 2009.  The decrease in restaurant revenue is principally due to the number of restaurants operating in each period as well as the changes in economic conditions.  In 2009 we had 7 restaurants operating.  In 2008 we had 8 restaurants operating.  The eighth restaurant was sold to a franchise at the end of 2008.

For the year ended December 31, 2009, bakery sales decreased by $60,069 (12.87%) from $466,669 in 2008 to $406,600 in 2009.  Our bakery was operating for the both periods in 2009 and 2008; however we had fewer customers, both franchise and our restaurants, in 2009 than we did in 2008.  In addition our customers’ revenues were down in 2009 resulting in lower bread sales.

The loss from restaurant operations decreased $53,365 (10.01%) from $533,151 for the year ended December 31, 2008 to $479,786 for the year ended December 31, 2009.  The improvement results from the sale of one of our less profitable restaurants.  In addition we have reduced controllable operating costs.  We believe that we will see continued improvement in the operation of our restaurants as we work towards adding new day parts, such as breakfast or dinner, to our menu.

The loss from bakery operations decreased $22,298 (34.70%) from $64,254 for the year ended December 31, 2008 to $41,956 for the year ended December 31, 2009.  The decrease results from a reduction of cost of sales percentage from 35.88% for the year ended December 31, 2008 to 25.66% for the year ended December 31, 2009.  Bakery labor, which is a significant component of cost, is semi variable and decreased from 47.34% in 2008 to 45.61% in 2009.  Occupancy costs remained relatively constant.  Other operating costs increased $15,877 (21.19%) from $74,916 in 2008 to $90,793 in 2009, primarily from increases in our allowance for bad debts.

Franchise fees and royalty revenue increased $143,604 (10.98%) from $1,307,295 for the year ended December 31, 2008 to $1,450,899 in 2009.  Initial franchise fees are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Five Spicy Pickle restaurants and 6 Bread Garden restaurants were opened and 3 agreements, which represented 12 restaurants, were terminated during the year ended December 31, 2009 and we recognized initial franchise fees of $297,480.  Five new Spicy Pickle restaurants were opened during the year ended December 31, 2008 and 4 agreements, which represented 14 restaurants, were terminated.  We recognized fees of $252,500 for the year ended December 31, 2008.  There was $145,000 of deferred franchise fees collected during the year ended December 31, 2009 as compared to $316,500 for the year ended December 31, 2008.

Royalty fees increased $59,150 (7.22%) from $819,489 for the year ended December 31, 2008 to $878,639 for the year ended December 31, 2009.  The increase is due primarily to the addition of the Bread Garden Urban Café restaurants in late 2008, offset by an overall decline in our franchised restaurants’ revenues.

Rebates included in revenue increased $21,475 (7.22%) from $235,305 for the year ended December 31, 2008 to $274,780 for the year ended December 31, 2009.  The increase is due primarily to the addition of the Bread Garden Urban Café restaurants in late 2008.

In general during the year ended December 31, 2008, we were in the process of growing the infrastructure related to our franchise operations.  The growth was to meet expected needs as new franchise restaurants were anticipated to be opened.  In the first quarter of 2008, we entered into agreements for 23 new franchises.  Although we continued to have inquires and visits from potential franchisees in the second and third quarters of 2008, we did not sell any new franchises.  We believe that the lack of sales of new franchises is directly related to the economic downturn in 2008.  Towards the end of the third quarter of 2008, we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of full time employees from a high of 28 during the year ended 2008 to 13 by December 31, 2009.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following table sets forth details of the costs that make up general and administrative expenses and the differences for the year ended December 31, 2009 as compared to December 31, 2008.

	2009	2008	Difference
Personnel cost	$1,493,785	$2,654,500	$(1,160,715)
Professional fees	257,817	378,337	(120,520)
Rent	193,615	174,933	18,682
Travel and entertainment	168,764	394,135	(225,371)
Stock options	168,825	840,395	(671,570)
MIS	110,779	178,741	(67,962)
Investor relations	48,875	825,610	(776,735)
Marketing, advertising and promotion	17,226	452,858	(435,632)
Other general and administrative expenses	340,288	391,626	(51,338)
Total general and administrative expenses	$2,799,974	$6,291,135	$(3,491,161)

General and administrative expenses decreased $3,491,161 (55.49%) from $6,291,135 for the year ended December 31, 2008 to $2,799,974 for year ended December 31, 2009.  Our most significant expense continues to be personnel costs.  We reduced the number of employees from a high of 28 during 2008 to 13 at December 31, 2009.  We also reduced the salary levels of remaining employees.  The two reductions resulted in a decrease in personnel cost of $1,160,715 (43.73%) from $2,654,500 for 2008 to $1,493,785 for 2009.

Professional fees decreased $120,520 (31.86%) from $378,337 for 2008 to $257,817 for 2009.  The reduction was a result of bringing a portion of our legal work in house, offset by increased consulting expenses in connection with our Bread Garden operations which was approximately $70,000.

Rent expense increased $18,682 (10.68%) from $174,933 for 2008 to $193,615 for 2009.  The increase was due to the additional space rented to accommodate the increase in personnel during 2008 as well as added space for our Bread Garden operations in Vancouver, Canada.  During the third and fourth quarters of 2009 we reduced the amount of space we rent by subleasing a portion of our headquarters office.  We have reduced future rent expense by approximately $2,100 per month.  In addition we negotiated with our landlord for a deferral of a portion of the monthly rental payments.  Effective April 2009, we are deferring $3,000 per month.  The amount is included in rent expense but will be due and payable in the future.

Travel and entertainment decreased $225,371 (57.18%) from $394,135 for 2008 to $168,764 for 2009.  The decrease was due to less travel related to our operations department in visiting franchised location to perform onsite evaluations.  We have temporarily reduced the number of visits made each year and combine multiple locations on each trip.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $671,570 (79.91%) from $840,395 for 2008 to $168,825 for 2009.  We granted 1,600,000 stock options and 3,860,000 stock options during the years ended December 31, 2009 and 2008, respectively.  There were 7,990,000 stock options and 6,946,250 stock options outstanding at December 31, 2009 and 2008, respectively. At December 31, 2009, 7,790,000 of the stock options are exercisable.  During September 2009 we reduced the exercise price of all of the outstanding options to $.20 per share.  In accordance with ASC 718 the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  The amount recognized as additional compensation was $86,790 for the year ended December 31, 2009.

MIS decreased $67,962 (38.02%) from $178,741 for 2008 to $110,779 for 2009.  The decrease was primarily as a result of mature systems, and reducing the third party support of our systems.

Investor relations decreased $776,735 (94.08%) from $825,610 for 2008 to $48,875 for 2009.  In the past we engaged a number of investor relation firms to assist in attracting new shareholders for our company.  We have minimized the cost by not engaging as many firms on a regular basis.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees collected were $358,299 and $375,477 for the years ended December 31, 2009 and 2008, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $375,525 and $828,335 in 2009 and 2008, respectively, including those from the advertising fund and our own advertising expenses. The net amounts reflected in the financial statements are $17,226 and $452,858 in 2009 and 2008, respectively

Other general and administrative expenses decreased $51,338 (13.11%) from $391,626 for 2008 to $340,288 for 2009.  During the year ended December 31, 2009 we became obligated to pay a guaranty on a lease of a franchisee in the amount of $80,000.  This is the only franchisee lease we have guaranteed.  This one time increase was offset by the cost savings of the reduced number of personnel, reductions in contributions, automobile expenses and other miscellaneous items.  These reductions were planned.

The loss from operations was $1,990,782 for the year ended December 31, 2009 as compared to $5,610,701 for the year ended December 31, 2008. The decrease in the loss from operations of $3,619,919 (64.52%) was primarily due to the decrease to personnel expenses, investor relations, stock options and other operating expenses. Other income (expense) was an expense of ($49,059) for the year ended December 31, 2009 as compared to an expense of ($2,048) for 2008.  The increase in the expense results from having interest expense in 2009 and interest income in 2008 due to higher cash balances during the 2008 as compared to 2009.  This was offset by a gain of $1,723 on the sale of assets in the 2009 as compared to a loss of $32,015 in 2008.  The net loss for the year ended December 31, 2009 was $2,039,841 compared to a net loss of $5,612,748 for the year ended December 31, 2008, a decreased loss of $3,572,907 (63.66%).

Liquidity and Capital Resources

At December 31, 2009, we had working capital of $80,064, as compared to working capital deficit of $925,635 at December 31, 2008.  Of the working capital at December 31, 2009, $661,500 was deferred franchise fee revenue and does not represent a cash liability.  The increase in working capital is primarily due to an equity offering in September 2009.  On September 22, 2009, we entered into an Amendment, Redemption and Conversion Agreement (the “Agreement”) with the holders of all 638.88 outstanding shares of our Series A Variable Rate Convertible Preferred Stock (the “Preferred Stock”).  Under the terms of that Agreement, the holders of 402 shares of Preferred Stock agreed to allow us to redeem 94.12 of the shares for a total of $799,998 and convert their remaining shares of Preferred Stock into 2,093,601 shares of our $.001 par value common stock (“Common Stock”).  The holders of 236.88 shares of Preferred Stock agreed to convert their shares into 4,737,600 shares of our Common Stock.

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

We sold a total of 22.5 Units for cash in the amount of $2,250,000 in the New Financing.  Each Unit consisted of 769,231 shares of our Common Stock and a warrant to purchase an additional 384,615 shares of Common Stock at $.19 per share.  The warrants expire September 22, 2014.  We issued a total of 17,307,697 shares of our Common Stock and warrants to purchase 8,653,837 shares.  Of the securities purchased, 13,846,158 shares and 6,923,070 warrants were purchased by members of our Board of Directors. We incurred $9,515 of expenses related to the stock sales.

In addition to the above, in December 2008, two members of our Board of Directors granted us a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain of our assets.  During the year ended December, 2009, the amount of the line was increased to $800,000.

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

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital, net of amortization	(140,325)
Note payable to related parties	$676,927

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.  The amount of amortization for the year ended December 31, 2009 was $16,839.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At December 31, 2009, the interest rate on the borrowings was 12.438%.

During the year ended December 31, 2009, we used cash in operating activities of $1,599,383 as compared to cash used in operations of $3,775,810 for the year ended December 31, 2008.  Cash in the amount of $6,371 was provided from the sale of assets netted against purchases for the year ended December 31, 2009 as compared to cash of $1,307,681 used for the year ended December 31, 2008.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at December 31, 2009 was $661,500, a decrease of $110,000 compared to December 31, 2008. Although not recorded as revenue, any payments received will provide working capital.

At December 31, 2009, we had contractual obligations for operating leases of approximately $2,348,456, of which $440,936 is due by December 31, 2010.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2009 are as follows:

2010	$440,936
2011	390,501
2012	347,094
2013	273,626
2014	262,983
Later years	633,316
$2,348,456

During the year ended December, 2009, we issued 1,590,084 shares of our Common Stock in lieu of a cash payment for dividends payable on our Preferred Stock of $270,071.  The number of shares of Common Stock issued was calculated as per terms of the Preferred Stock.  The terms required we determine the average of the volume weighted average prices of our Common Stock for a period of 20 days prior to the dividend date and then use a value equal to 90% of that average.  The calculation was performed for two periods, the dividends that were payable January 1, 2009 and July 1, 2009.  The value calculated was $0.1691 and $0.1706 for January 1, 2009 and July 1, 2009, respectively and we issued 798,555 shares and 791,529 shares of Common Stock, respectively.

In addition, during the year ended December 31, 2009, we issued 53,545 shares of our Common Stock in lieu of a cash payment of accounts payable of $46,361 which existed at December 31, 2008.  The number of shares issued was determined by negotiation with the creditor.  The value of the shares as determined based on the trading value of the Common Stock at the time of issuance was $12,310.  Accordingly we recognized a gain on the transaction of $34,061 which is included in other income on the Statement of Operations.

In addition, during the year ended December 31, 2009, we issued 100,000 shares of our Common Stock in lieu of a cash payment for services rendered and recorded an expense of $16,000.  The value was determined based upon the trading value of the Common Stock on the date of issuance.

In addition, during the year ended December 31, 2009, we issued 1,476,500 shares of our Common Stock to a consultant currently under contract to the Company. The contract was entered into as part of the acquisition of the franchise rights to the Bread Garden Urban Café restaurant chain.  The stock was issued in lieu of future cash payments of $236,241 under the contract for services to be rendered from July 1, 2009 until the termination of the contract on September 1, 2012.  The number of shares issued was based upon the trading value of the stock on July 1, 2009.  The amounts will be amortized over the period to which the payments relate.

Summary – December 31, 2009

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

Off-Balance Sheet Arrangements

At December 31, 2009, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Spicy Pickle Franchising, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Spicy Pickle Franchising, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spicy Pickle Franchising, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 10, 2010

Spicy Pickle Franchising, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$809,790	$287,482
Current portion of notes receivable	-	35,000
Accounts receivable, trade, net	193,138	251,173
Inventory	30,828	34,180
Prepaid expenses and other current assets	254,667	63,449
Total current assets	1,288,423	671,284
Property and equipment, net of accumulated depreciation	1,583,729	1,897,639
Other assets:
Deposits and other assets	140,853	81,806
Goodwill	1,597,461	1,597,461
Other intangibles, net of amortization	1,228,728	1,317,000
Total other assets	2,967,042	2,996,267
Total assets	$5,839,194	$5,565,190

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$30,000	$30,000
Accounts payable	329,871	440,190
Accrued expenses and compensation	118,467	247,340
Accrued dividends	68,521	137,889
Deferred franchise revenue	661,500	771,500
Total current liabilities	1,208,359	1,596,919
Notes payable to related parties	676,927	100,000
Long-term debt, net of current portion	467,000	470,000
Deferred rent expense	143,401	93,052
Total long-term liabilities	1,287,328	693,052

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
649 shares of Series A Variable Rate Convertible Preferred
Stock, stated value $8,500 per share, issued and outstanding
in 2008	-	4,418,941
Common stock, $.001 par value, 200,000,000 shares
authorized, 80,994,274 and 53,535,247 shares issued
and outstanding in 2009 and 2008, respectively	80,994	53,535
Additional paid in capital	16,782,258	9,843,863
Fair value of common stock warrants	628,010	873,825
Accumulated (deficit)	(14,194,039)	(11,953,485)
Accumulated comprehensive income (loss)	(5,671)	(13,415)
Total Spicy Pickle Franchising, Inc. stockholders’ equity	3,291,552	3,233,264
Non controlling interest	51,955	51,955
Total equity	3,343,507	3,275,219
Total liabilities and stockholders’ equity	$5,839,194	$5,565,190

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For The Years Ended December 31, 2009 and 2008

	2009	2008
Revenue:
Restaurant and bakery sales	$2,671,526	$3,110,351
Franchise fees and royalties	1,450,899	1,307,295
Total revenues	4,122,425	4,417,646

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	903,093	1,090,129
Labor	1,169,091	1,434,518
Occupancy	478,599	436,889
Depreciation	280,510	256,147
Other operating costs	361,975	490,073
Total restaurant and bakery operating costs	3,193,268	3,707,756

Franchise and general:
General and administrative	2,799,974	6,291,136
Depreciation and amortization	119,965	29,455
Total franchise and general	2,919,939	6,320,591
Total operating costs and expenses	6,113,207	10,028,347

(Loss) from operations	(1,990,782)	(5,610,701)

Other income (expense):
Gain (Loss) on sale of assets	1,723	(32,015)
Net interest income (expense)	(84,139)	72,472
Other income (expense)	33,357	(42,504)
Total other income (expense):	(49,059)	(2,048)
Net (loss)	(2,039,841)	(5,612,749)
Dividend on preferred stock	(200,713)	(295,185)
Effect of preferred stock redemption and induced conversion	(538,831)	-
Net (loss) attributable to common shareholders	(2,779,385)	(5,907,934)
Other comprehensive (loss):
Foreign currency exchange gain (loss)	7,744	(13,415)
Comprehensive (loss)	$(2,771,641)	$(5,921,349)

Per share information - basic and fully diluted:
Weighted average shares outstanding	63,622,814	49,487,007
Net (loss) per share attributable to common shareholders	$(0.04)	$(0.12)

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statement of Stockholders’ Equity
For The Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Accumulated Comprehensive	Noncontrolling Interest In Consolidated
	Shares	Amount	Shares	Amount	Capital	Warrants	(Deficit)	(Loss)	Subsidiary	Total
Balances at January 1, 2008	705	$4,801,124	47,634,053	$47,634	$5,546,692	$873,825	$(5,562,772)	$-	$-	$5,706,503

Common shares issued for cash	-	-	82,500	83	25,417	-	-	-	-	25,500
Common shares issued for services	-	-	80,000	80	69,920	-	-	-	-	70,000
Common shares and warrants issued for asset acquisition	-	-	5,177,500	5,177	2,497,038	-	-	-	-	2,502,215
Conversion of preferred stock	(56)	(382,183)	561,194	561	381,622	-	-	-	-	-
Amortization of beneficial conversion on preferred stock	-	-	-	-	482,779	-	(482,779)	-	-	-
Fair value of stock options granted	-	-	-	-	840,395	-	-	-	-	840,395
Foreign currency translation adjustment	-	-	-	-	-	-	-	(13,415)	-	(13,415)
Dividends on preferred stock							(295,185)	-	-	(295,185)
Net (loss) for the year	-	-	-	-	-	-	(5,612,749)	-	-	(5,612,749)
Noncontrolling interest in consolidated subsidiary									51,955	51,955
Balances at December 31, 2008	649	4,418,941	53,535,247	53,535	9,843,863	873,825	(11,953,485)	(13,415)	51,955	3,275,219

Redemption and conversions of preferred stock	(649)	(4,418,941)	6,931,201	6,931	4,304,352	(692,340)	-	-	-	(799,998)
Common shares issued for cash and value of warrants issued in transaction	-	-	17,307,697	17,308	1,776,652	446,525	-	-	-	2,240,485
Common shares issued for services	-	-	1,576,500	1,576	250,665	-	-	-	-	252,241
Common shares issued in settlement of accounts payable	-	-	53,545	54	12,256	-	-	-	-	12,310
Dividends on preferred stock	-	-	-	-	-	-	(200,713)	-	-	(200,713)
Issuance of common stock in lieu of cash dividend	-	-	1,590,084	1,590	268,481	-	-	-	-	270,071
Beneficial conversion feature on convertible debt	-	-	-	-	157,164	-	-	-	-	157,164
Fair value of stock options granted	-	-	-	-	168,825	-	-	-	-	168,825
Foreign currency translation adjustment	-	-	-	-	-	-	-	7,744	-	7,744
Net (loss) for the year	-	-	-	-	-	-	(2,039,841)	-	-	(2,039,841)
Balances at December 31, 2009	-	-	80,994,274	$80,994	$16,782,258	$628,010	$(14,194,039)	$(5,671)	$51,955	$3,343,507

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008
	2009	2008
Cash flows from operating activities:
Net (loss)	$(2,039,841)	$(5,612,749)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	400,475	285,602
Stock based payments	421,066	1,480,062
(Gain) loss on sale of assets	(1,723)	32,015
Changes in operating assets and liabilities:
Accounts receivable, trade	58,035	(191,263)
Notes receivable	35,000	80,000
Prepaid expenses and other	(191,218)	93,004
Inventories	3,352	(29,650)
Deposits	(59,047)	(70,937)
Accounts payable, trade	(83,320)	(907)
Accrued expenses and compensation	(82,511)	157,513
Deferred franchise revenue	(110,000)	1,500
Deferred rent	50,349	93,052
Net cash (used in) operating activities	(1,599,383)	(3,868,862)

Cash flows from investing activities:
Purchase of property and equipment	(10,099)	(855,452)
Proceeds from sale of assets	13,500	76,319
Investment in purchased subsidiaries	-	(621,600)
Net cash provided by (used in) investing activities	3,401	(1,400,733)

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	25,500
Payment of preferred stock dividends	-	(159,596)
Proceeds from note payable to related parties	700,000	100,000
Repayment of notes payable to related party	(30,000)	-
Proceeds from sale of common stock	2,240,485	-
Cash redemption of preferred stock	(798,998)	-
Net cash provided by (used in) financing activities	2,111,487	(34,096)
Effect of foreign exchange rate change	6,803	-
Net (decrease) increase in cash and cash equivalents	522,308	(5,117,587)
Cash and cash equivalents, beginning of period	287,482	5,405,069
Cash and cash equivalents, end of period	$809,790	$287,482

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008
	2009	2008
Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$81,591	$37,500
Non-cash investing and financing activities:
Note issued in settlement of accounts payable	$27,000	$-
Stock issued in settlement of accounts payable	$46,361	$-
Stock issued in lieu of cash dividends	$270,071	$-
Conversion of preferred stock to common stock	$3,619,944	$-
Common stock issued for services	$252,241	$70,000
Note receivable received for sale of assets	$-	$(35,000)
Notes payable issued for acquisition of assets	$-	$500,000
Common stock issued for acquisition of assets	$-	$2,502,215

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

Spicy Pickle Franchising, Inc. (“our,” “we,” “us,” and the “Company”) was organized in the State of Colorado on January 14, 2003 as a limited liability company and on September 8, 2006 converted to a corporation. We are engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine-style, deli and Panini sandwiches, salads, soups and soft drinks. Thirty of the franchisee-owned restaurants and 7 Company-owned restaurants were open and 3 franchised restaurants were under construction as of December 31, 2009.  Restaurants are located in 11 states.  As of December 31, 2009, we have signed agreements with franchisees to open 59 additional restaurants.  However, there can be no assurances that all of the additional restaurants will be built-out and opened.  We review the scheduled build-outs on an ongoing basis and when we determine that a franchisee will not open a restaurant we terminate the agreement. We continue to interview prospective franchisees and rely on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Six of our Company owned restaurants are operating in wholly owned subsidiaries and one has a third party non-controlling minority interest.

We also operate a bakery which supplies fresh baked bread to certain Company owned restaurants and franchisee owned restaurants in the metropolitan Denver, Colorado area.  The bakery is operated as a wholly owned subsidiary.

In October 2008, the Company acquired the operating assets of Bread Garden Franchising, Inc. (“Bread Garden”).  Bread Garden is in the business of marketing and franchising Bread Garden Urban Cafés, restaurants that also specialize in fast casual dining.  At December 31, 2009 there were 17 franchised Bread Garden Urban Cafés opened and 1 under construction located in metropolitan Vancouver in British Columbia, Canada and 1 franchised Bread Garden Urban Café opened in Brisbane, Australia.

2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $2,039,841 for the year ended December 31, 2009 and has incurred significant net losses since inception.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  The economic conditions of 2009 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.  We significantly reduced our corporate overhead mostly in the area of personnel cost.

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  Management is considering raising money during the year ended December 31, 2010 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

Accounts Receivable
Accounts receivable consists primarily of amounts billed to franchisees for royalties, advertising fees, expenses advanced on behalf of the franchisees and expected rebates from vendors. We make our best estimate of the amounts of probable credit losses in our existing accounts receivable and provides for such loss as an allowance for doubtful accounts.  At December 31, 2009 and at December 31, 2008, we estimated an allowance for doubtful accounts of $40,412, and $70,595, respectively.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

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

Computer software and equipment - 3 years
Furniture and fixtures - 5 to 7 years
Kitchen equipment - 5 years
Office equipment - 5 years
Leasehold improvements - 5 years

Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Goodwill and Other Intangibles
We recognized goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden, the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

In accordance with ASC 350 we perform an impairment analysis of the goodwill and indefinite lived intangibles assets on an annual basis. We performed the analysis at December 31, 2009 and there was no indication of impairment in goodwill and indefinite lived intangible assets.  We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.

Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We performed an analysis on a unit by unit basis for both our restaurants and bakery at December 31, 2009.  Assumptions used in preparing the expected cash flows were as follows:
•
Sales projections for 2010 were based on 2009 sales with increases in the later part of the year for the introduction of another day part on our menu.  For the years 2011 through 2019 we used annual increases of 3%.  We believe the 3% increases beyond 2010 is a reasonable growth and that it would be unreasonable to assume no growth.

•	Our food costs are projected based on 2009 operating cost as adjusted for new menu items.
•	Our variable and semi-variable operating costs are projected to increase and include an additional 1.5% per year as inflation.
•	Our fixed operating costs are projected to increase 1.5% per year.
•	Salvage value has been estimated on a restaurant by restaurant basis.

Based on our analysis, no impairment charges were recognized for the year ended December 31, 2009.

Our impairment analysis included a sensitivity analysis with regard to the cash flow projections that determine the recoverability of each restaurant's assets. The results indicate that even with a 20% decline in our projected cash flows we would still not have any potential impairment issues.  However if we elect to sublease, close or otherwise exit a restaurant location, impairment could be required.

Each time we conduct an impairment analysis in the future we will compare actual results to our projections and assumptions, and to the extent our actual results do not meet expectations, we will revise our assumptions and this could result in impairment charges being recognized.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors.

To date we have not written down any assets due to impairment, however projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value would be determined using forecasted cash flows discounted using an estimated average cost of capital and the impairment charge would be recognized in income from operations.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Concentration of Credit Risks
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and trade accounts receivable. Our receivables are primarily from our franchisees. To the extent our franchisees face difficult economic conditions, we are exposed to a concentration of credit risk.

Our cash is primarily in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. However, we believe the risk of loss to be minimal.

Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:
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

Our financial instruments consist of cash and cash equivalents, short-term trade receivables, payables and line of credit.  The carrying values of cash and cash equivalents and short-term receivables and payables and line of credit approximate their fair value due to their short maturities.

Revenue Recognition
Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the business commences operations. Initial franchise fees were established at $45,000 for the years ended December 31, 2009 and 2008, respectively.  Franchise fees recognized were $297,480 and $252,500 for the years ended December 31, 2009 and 2008 respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $878,639 and $819,489 for the years ended December 31, 2009 and 2008, respectively.

Rebates - Rebates received from purveyors that supply products to our franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $274,780, and $235,305 for the years ended December 31, 2009 and 2008, respectively.

Restaurant and Bakery Sales - We record revenue from restaurant and bakery sales upon delivery of the related food and other products to customers, which, in the case of the bakery, are our franchisees. The revenue reported does not include applicable sales taxes collected.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Advertising Costs
Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees collected were $358,299 and $375,477 for the years ended December 31, 2009 and 2008, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $375,525 and $828,335 in 2009 and 2008, respectively, including those from the advertising fund and our own advertising expenses. The net amounts reflected in the financial statements are $17,226 and $452,858 in 2009 and 2008, respectively.

Income Taxes
The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The cumulative effect of adopting ASC 740 on January 1, 2007 has been recorded net in deferred tax assets, which resulted in no ASC 740 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from 2006 through the current period. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of ASC 740 had no impact on the Company’s effective tax rate.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period. Deferred rent expense was $143,401 and $93,052 at December 31, 2009 and 2008, respectively, and will be charged to rent expense over the life of the leases to which it relates.

Equity-Based Compensation
Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations.

We issued share-based payments under our 2006 Stock Option Plan which is a qualified stock option plan and to employees of our Canadian subsidiary on an individual by individual basis.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

In both instances we used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The weighted average fair value of options granted during 2009 of $0.0065 was estimated on the grant date using the Black-Scholes model with the following weighted average assumptions: expected volatility of 41.28%, expected term of 2.63 years, risk-free interest rate of 1.448% and no expected dividend yield.

The weighted average fair value of options granted during 2008 of $0.168 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 43.18%, expected term of 2.5 years, risk-free interest rate of 2.4% and no expected dividend yield.

During September 2009 we reduced the exercise price of all of the then outstanding options to $.20 per share.  In accordance with ASC 718 the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  We calculated the fair value of options immediately before the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.677, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  We calculated the fair value of options immediately after the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.20, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  The weighted value of each option immediately before the modification was $0.0036 and the weighted average value immediately after the modification was $0.0163.

The amount recognized as additional compensation was $86,790 for the year ended December 31, 2009.

Total compensation expense of all stock-based compensation (including the amount disclosed above) recognized under ASC 718 for the years ended December 31, 2009 and 2008 was $169,087 and $840,395, respectively, which consisted of stock-based compensation expense related to employee stock options.

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

The reporting currency of the Company is the United States dollar (“U.S. dollar”) and the accompanying consolidated financial statements have been expressed in U.S. dollars. In addition, one of the Company’s operating subsidiaries in Canada maintains their books and record in their local currency, the Canadian dollar, which is the functional currency of the economic environment in which their operations are conducted.

Assets and liabilities of the subsidiary whose functional currency is not the U.S. dollar are translated into US dollars, in accordance with ASC Topic 830, Foreign Currency Matters,(“ASC 830”), using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary is recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Comprehensive Income
ASC Topic 220, Comprehensive Income (“ASC 220”) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Recent Pronouncements
In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2009, previous references to new accounting standards and literature are no longer applicable.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Reclassifications
Certain reclassifications have been made to prior year reported amounts to provide disclosure consistent with presentation in the current year.  As a result of adopting the disclosure requirements of ASC Topic 810 – Consolidation we reclassified the non-controlling interest in a less than 100% owned restaurant as a separate component of stockholders’ equity in 2008.  In addition we included in prepaid expenses the deferred portion of a service contract paid for with common stock.

3. Property and Equipment

Major classes of property and equipment consist of the following:

	2009	2008
Computer software and equipment	$160,938	$161,860
Furniture and fixtures	304,021	296,056
Office equipment	26,344	26,681
Leasehold improvements	1,189,132	1,153,294
Kitchen equipment	487,917	533,862
Vehicles	17,340	17,340
	2,185,692	2,189,093
Less: accumulated depreciation	(643,149)	(332,640)
	1,542,543	1,856,453
Equipment not in use (non depreciable)	41,186	41,186
	$1,583,729	$1,897,639

We recorded depreciation expense related to these assets of $312,203 and $285,602 in 2009 and 2008, respectively.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)
4.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following:
	2009	2008
Goodwill:
Related to franchise operation (Bread Garden)	$1,276,882	$1,276,882
Related to restaurant operations	320,579	320,579
Total goodwill	$1,597,461	$1,597,461

Other intangibles
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements, net of amortization	882,728	971,000
Reacquired franchise agreements	55,000	55,000
Total other intangibles	$1,228,728	$1,317,000

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden, the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.

Amortization expenses related to acquired franchise agreements was $88,272 for the year ended December 31, 2009.  The aggregate amortization expense for each of the five succeeding fiscal years is estimated to be $88,272 in each year.

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASC 350 requires a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

In accordance with ASC 350 we perform an impairment analysis of the goodwill and indefinite lived intangibles assets on an annual basis. We have two reporting units for which goodwill has been recognized, franchise operations and restaurant operations.  We performed the analysis at December 31, 2009 on each of these reporting units separately and there was no indication of impairment in goodwill and indefinite lived intangible assets.

In making an estimate of future cash flow as they relate to our franchise operations of the Bread Garden Cafes, we considered the following items:
•	Growth of the number of opened Bread Garden Urban Cafe franchised restaurants at the date of the acquisition to date. The number of restaurants grew from ten to seventeen.
•	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.
•	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Management’s estimates of new franchisees.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

•	Trends in the real estate markets.

At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles as related to the Bread Garden franchise operations was in excess of 150% of the carrying value.

In making an estimate of future cash flow as they relate to our restaurant operations, we considered the following items:
•	The economic forecast in United States.
•	Industry forecast for the restaurant industry in United States with emphasis on the quick serve segment.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Changes to the our menu and introduction of a new day part in our restaurants.

At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles as related to the restaurant operations was in excess of 150% of the carrying value.

We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.

5.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets during the year ended December 31, 2008.  The notes bear interest at the rate of 10% per annum payable monthly.  The notes have payment terms of $30,000 per year with the balance due and payable in March 2011.  The notes are secured by the assets acquired.

6. Commitments and Contingencies

We lease office space, as well as restaurant locations, and a vehicle under non-cancelable operating leases, which expire through 2018.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2009 are as follows:

2010	$440,936
2011	390,501
2012	347,094
2013	273,626
2014	262,983
Later years	633,316
$2,348,456

We sublease a portion of our corporate offices pursuant to a short term sub-lease with aggregate rental income due to us of $14,273 through June 2010.  The rental income is offset against rent expense.

Rent expense for the year ended December 31, 2009 was $611,004, which is net of rental income of $13,973 and for the year ended December 31, 2008 rental expense was $529,465.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

7. Stockholders’ Equity

In 2007 we issued 705 shares of our Series A Variable Rate Convertible Preferred Stock, par value $0.001 per share and stated value of $8,500 per share (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was immediately convertible into 10,000 shares of our $.001 par value common stock.  During the year ended December 31, 2008, 56 shares of the Series A Preferred Stock were converted into 561,194 shares of our $.001 par value common stock.

We were required to pay each holder of Series A Preferred Stock cumulative dividends at a rate per share of 5% per annum until the second anniversary of the original issue date, 7.5% per annum from the second anniversary of the original issue date until the third anniversary of the original issue date, and 14% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on July 1, 2008, and upon conversion or redemption of the Series A Preferred Stock. Such dividends were payable in cash or, at our option, in shares of common stock or a combination thereof.  The dividends on the Series A Preferred stock for the year ended December 31, 2009 and 2008 were $200,713 and $298,185, respectively.  Such dividends decreased earnings available to common shareholders and were charged to retained deficit.  In the original transaction the investors received warrants to purchase an aggregate of 5,287,500 shares of our $.001 par value common stock at an exercise price of $1.60 per share.

We determined the fair value of the warrants as of the issuance date. We used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to half of the contractual term of the warrants, no dividends, a risk free rate of 5.5%, and volatility of 39%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate fair value of approximately $952,500.  A portion of this amount ($821,872) has been allocated to Common Stock Warrants as of December 31, 2008 in the accompanying balance sheet based upon the percentage relationship of the warrant fair value to the total fair value of the offering multiplied by the gross proceeds of the offering.

Proceeds from the sale of the Series A Preferred Stock were used during 2008 for the acquisition and /or internal development of eight Company owned restaurant locations and the bakery facility and to fund working capital requirements.

In addition, we issued 80,000 shares of common stock to non-employees for services rendered during 2008. We recorded the shares at their fair value at the issue dates with fair value determined to be equivalent to the then-current market price.  For the year ended December 31, 2008 the fair value of the shares amounted to an aggregate of $70,000 which was recorded as an expense of the Company.

During the year ended December 31, 2008, holders of 82,500 common stock purchase options issued pursuant to Company’s 2006 Stock Option Plan (see Note 12) exercised their options, pursuant to which the Company issued 82,500 shares of common stock resulting in $25,500 of proceeds to the Company.

During the year ended December 31, 2009, we entered into an Amendment, Redemption and Conversion Agreement (the “Agreement”) with the holders of all of the then outstanding 638.88 shares of our Series A Variable Rate Convertible Preferred Stock (the “Preferred Stock”).  Under the terms of the Agreement, the holders of 402 shares of Preferred Stock agreed to allow us to redeem 94.12 of the shares for a total of $799,998 and convert their remaining shares of Preferred Stock into 2,093,601 shares of our Common Stock.  The holders of 236.88 shares of Preferred Stock agreed to convert their shares into 4,737,600 shares of our Common Stock.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

As discussed above we sold a total of 22.5 Units for cash in the amount of $2,250,000 in the New Financing.  Each Unit consisted of 769,231 shares of our Common Stock and a warrant to purchase an additional 384,615 shares of Common Stock at $.19 per share.  The warrants expire September 22, 2014.  We issued a total of 17,307,697 shares of our Common Stock and warrants to purchase 8,653,837 shares.  Of the securities purchased, 13,846,158 shares and 6,923,070 warrants were purchased by members of our Board of Directors. We incurred $9,515 of expenses related to the stock sales.

Prior to the transactions described above, holders of our Preferred stock converted 10 shares of the Preferred Stock into 100,000 shares of our Common Stock.

During year ended December 31, 2009, we issued 1,590,084 shares of our Common Stock in lieu of a cash payment for dividends payable on our Preferred Stock of $270,071.  The number of shares of Common Stock issued was calculated as per terms of the Preferred Stock.  The terms required we determine the average of the volume weighted average prices of our Common Stock for a period of 20 days prior to the dividend date and then use a value equal to 90% of that average.  The calculation was performed for two periods, the dividends that were payable January 1, 2009 and July 1, 2009.  The value calculated was $.1691 and $.1706 for January 1, 2009 and July 1, 2009, respectively and we issued 798,555 shares and 791,529 shares of Common Stock, respectively.

In addition, during the year ended December 31, 2009, we issued 53,545 shares of our Common Stock in lieu of a cash payment of accounts payable of $46,371 which existed at December 31, 2008.  The number of shares issued was determined by negotiation with the creditor.  The value of the shares as determined based on the trading value of the Common Stock at the time of issuance was $12,310.  Accordingly we recognized a gain on the transaction of $34,061 which is included in other income on the Statement of Operations.

In addition, during the year ended December 31, 2009, we issued 100,000 shares of our Common Stock in lieu of a cash payment for services rendered and recorded an expense of $16,000.  The value was determined based upon the trading value of the Common Stock on the date of issuance.

In addition, during the year ended December 31, 2009, we issued 1,476,500 shares of our Common Stock to a consultant currently under contract to the Company. The contract was entered into as part of the acquisition of the franchise rights to the Bread Garden Urban Café restaurant chain.  The stock was issued in lieu of future cash payments of $236,241 under the contract for services to be rendered from July 1, 2009 until the termination of the contract on September 1, 2012.  The number of shares issued was based upon the trading value of the stock on July 1, 2009.  The amounts will be amortized over the period to which the payments relate.

We have warrants outstanding which allow the holders to purchase 17,484,787 shares of our common stock.  The warrants have exercise prices between $0.19 and $0.20 per share with a weight average exercise price of $0.195 per share.  The warrants have expiration dates from 2013 through 2014.

8. Earnings Per Share Data

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”) which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  At December 31, 2009 and 2008, any equivalents would be anti-dilutive as we had losses for the years then ended.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

As discussed above in Note 7, we entered into an agreement whereby we redeemed a portion of our Series A Preferred Stock and converted those shares not redeemed into our common stock.  As it relates to the redemption, pursuant to ASC 260 we determined the difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the balance sheet (net of issuance cost).  The difference between the fair value of consideration transferred, cash of $799,998, and the carry value of the preferred stock of $640,957 was $159,041.

As it relates to the induced conversion, pursuant to ASC 260 we determined the excess of (1) the fair value of all securities and other consideration transferred in the transaction to the holders of the preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms.  The difference between the fair value of the consideration transferred (6,831,201 shares of common stock valued at the price of the common stock on the transaction date of $1,058,836 plus the value of re-priced warrants using the Black Sholes pricing model of $165,671) over the fair value of the original conversion terms (5,447,600 shares of common stock value at valued at the price of the common stock on the transaction date of $844,378 plus the value of the warrants at the original exercise price using the Black Sholes pricing model on the transaction date of $339) was $379,790.

The total of the cost of the redemption and induced conversion, $538,831, was added to our net loss in calculating the net loss attributable to common shareholders.

9. Income Taxes

We account for income taxes under ASC 740, which requires the use of the liability method. ASC provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for the year ended December 31, 2009 and 2008 is summarized below:
	2009	2008
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(770,000)	(1,606,000)
State	(119,000)	(249,000)
Total deferred	(889,000)	(1,855,000)
Increase in valuation allowance	889,000	1,855,000
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2009	2008
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	0.0%	0.0%

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Components of the net deferred income tax assets at December 31, 2009 and 2008 were as follows:

Deferred tax assets:	2009	2008
Net operating loss carryovers	$3,951,000	$3,035,000
Taxable deferred franchise fees	191,000	238,000
Other	29,000	9,000
Valuation allowance	(4,171,000)	(3,282,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $4,171,000 allowance at December 31, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $889,000.

As of December 31, 2009, we have a net operating loss carry forward of approximately $9,189,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2026	$619,000
2027	$2,807,000
2028	$4,724,000
2029	$1,039,000

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2006 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

10. Business Combinations

In 2008 we made an investment in an existing franchised restaurant, purchased the assets of four existing franchised restaurants and acquired the assets of an existing franchisor in an effort to expand our operations in the Spicy Pickle brand and to franchise another branded concept, Bread Garden Urban Cafés, in the fast casual restaurants industry.

On February 5, 2008, we acquired from a franchisee a 60% ownership interest in an existing franchised restaurant operating in Ft. Collins, Colorado.  We paid an aggregate of $120,000 for our interest, which included the repayment of a note in the amount of $119,400 owed by the previous owner to a third party.  The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of $80,000 at the purchase date is as follows:

At February 5, 2008:

Current assets	$14,900
Property and equipment	120,718
Lease deposits	7,200
Goodwill	57,182
Total and net assets acquired	$200,000

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.  Subsequent to the date of purchase an additional $2,572 was added to goodwill for acquisition costs.

Per our agreement, the non-controlling interest, an individual, receives a guaranteed payment of $60,000 per year.  He is responsible for the day to day operations of the entity.  This amount is included in the operating expenses of that entity.  We fund the losses, if any, of the entity.  The non-controlling interest does not receive any portion of income until such time as we have fully recovered the sum of accumulated losses and cumulative guaranteed payments from profitable operations.  After that point we share in the income with 60 percent to us and 40 percent to the non-controlling interest.

On February 21, 2008, we acquired substantially all of the assets, including lease assignments, of an existing franchise restaurant location in Chicago, Illinois from a franchisee.  No liabilities were assumed in the transaction. The results of the operations have been included in the consolidated financial statements since November 2007 pursuant to an operating agreement. The aggregate purchase price of $157,300 was paid in cash and allocated in full to property and equipment and lease deposit.  No goodwill was recorded as a result of the transaction.  During 2008 we sold this restaurant to a new franchisee.

On March 1, 2008, we acquired substantially all of the assets, including lease assignments, of three existing franchise restaurant locations in Colorado from a franchisee.  No liabilities were assumed in the transaction. The results of these operations have been included in the consolidated financial statements since that date.  The acquisition permitted us to expand our presence in our home location.  Additionally, the expansion of the company-owned restaurant base demonstrated to potential franchisees and investors our commitment to our overall growth.

The aggregate purchase price was $844,310, including $344,310 of cash and three-year notes aggregating $500,000 with interest at 10% per year payable monthly.  Additional consideration may be required if aggregate annual sales for the locations exceed $1,425,000 at a rate of 6% of any such excess through February 28, 2011.  In accordance with ASC 805 any additional consideration will be accounted for as additional cost.  There was no additional consideration paid as of December 31, 2009.  The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At March 1, 2008:

Current assets	$21,410
Property, and equipment	498,785
Lease deposits	8,290
Other intangible assets	55,000
Goodwill	260,825
Total and net assets acquired	$844,310

Other intangible assets consist of reacquired franchise rights assumed in connection with this acquisition and were recorded in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other.

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.

On October 1, 2008, we acquired all of the operating assets of Bread Garden, a company which franchises fast casual restaurants under the trade name Bread Garden Urban Café.  At the date of the acquisition Bread Garden had 10 franchised locations in the Vancouver, British Columbia, Canada metropolitan area and currently has 16 franchised locations.  The assets were acquired in exchange for 5,177,500 restricted shares of our common stock and warrants to purchase 3,038,750 shares of our common stock, of which 2,700,000 are exercisable at $0.63 per share and 338,750 are exercisable at $0.615 per share.  The warrants are exercisable for five years.  We valued the shares of common stock at $2,174,550, based on the trading value at the date October 1, 2008, the date of the transaction.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

We valued the warrants at $327,665 using the Black Scholes model.  In addition we incurred $96,554 of acquisition costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At October 1, 2008:

Property, and equipment	$52,175
Lease deposits	7,702
Goodwill	1,276,882
Other intangibles	1,262,000
Total and net assets acquired	$2,598,759

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with this acquisition.

Other intangible assets consist of acquired franchise rights assumed in connection with this acquisition and were recorded in accordance with the provisions of ASC 350.

As shown above we recorded approximately $60,000 of tangible assets in connection with the acquisition of the assets of Bread Garden Franchising, Inc.  We based our valuation of the tangible assets, which consisted primarily of office furniture and office equipment, on the carrying values of the tangible assets on the records of Bread Garden Franchising, Inc. at the time of the acquisition which we believe approximated fair value.

We reviewed the guidance in ASC 805 as to examples of intangible assets that meet the criteria for recognition apart from goodwill.  We considered the five types of assets as described in ASC 805; marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are marketing-related and contract-related.

Marketing related:
Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  We valued the assets the trademarks at $291,000.

Customer related:
The direct customers of Bread Garden Franchising, Inc. were the franchisees.  The customers of the franchisees are the general public.  Accordingly we determined that there were no customer-related intangible assets.

Artistic-related:
Due to the nature of the industry there are no artistic related intangibles.

Contract-based intangibles:
At the time of acquisition Bread Garden Franchising, Inc., the company from which we acquired the assets, had agreements in place with 10 franchisees.  Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Acquired franchise agreements have determinable lives of 11 years.  We valued the acquired franchise agreements at $971,000 and are amortizing the assets over 11 years.

Technology-based intangibles:
There were no proprietary technologies either patented or unpatented.  We considered whether or not there were secret formulas, process or recipes that should be valued.  There were no secret formulas processes.  There were no signature dishes and none of the recipes were any different than what was available in other venues.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

The allocation of purchase price resulted in goodwill of $1,276,882 being recognized.  In determining the purchase price that gave rise to the goodwill we considered the growth potential of the Bread Garden Urban Café franchise system.  When we purchased the assets of Bread Garden Franchising, Inc. there were ten franchised restaurants opened and five under construction or in some form of negotiation.  We believed that there was significant growth potential to the franchise operations.  There are currently seventeen franchised restaurants opened.

The proforma unaudited results of operations for the years ended December 31, 2008, assuming that the acquisitions had occurred at the beginning of each period presented, would be as follows:

2008
Revenue	$4,803,224
Net loss attributed to common shareholders	$(5,810,697)
Loss per share	$(0.12)

The operations of all of the acquired assets are included in the Statement of Operations and Comprehensive Loss for the year ended December 31, 2009

The $1,597,461 of aggregate goodwill recognized in all of the acquisitions was assigned to the franchise operations segment and the restaurant operations segment in the amounts of $1,276,882 and $320,579, respectively.  The total amount is expected to be deductable over a fifteen year period for tax purposes.

11. Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

We rent a portion of a suite at a local events center from a partnership in which an officer and member of our Board of Directors is a partner. The partnership passed through the rent at the same rate it paid to the event center owner. The booth is used primarily for marketing entertainment purposes. In 2009 we reduced the number of seats which we rented in the suite.  The amounts charged to expense were $17,618 and $75,641 for the years ended December 31, 2009 and 2008, respectively.

In December 2008, two members of our Board of Directors granted us a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain of our assets.  During 2009 the amount of the line was increased to $800,000.

During 2009, the line of credit was renegotiated and the outstanding principal and accrued interest totaling, $817,252, was converted to a convertible promissory note (“Convertible Note”).  The Convertible Note is due January 31, 2012, bears interest at the same rate that the line of credit did, one percent above the prime rate.  Interest is payable semi-annually.  The holders of the Convertible Note may convert any amount of the principal and accrued interest due into our par value $.001 common stock (“Common Stock”) at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

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

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital, net of amortization	(140,325)
Note payable to related parties	$676,927

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.  The amount of amortization for the year ended December 31, 2009 was $16,839.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At December 31, 2009, the interest rate on the borrowings was 12.438%.

In 2007 two members of our Board of Directors participated in the Series A Preferred Stock offering described in Note 7.  In total the Directors purchased 132 Series A Preferred Shares.  In addition both Directors elected to convert the Series A Preferred Shares into our common stock.  We issued a total of 2,640,000 shares of our common stock to the two Directors.  This transaction was at the same terms and conditions of other participants in the offering.

The same two Directors participated in the New Financing described in Note 7.  In total they purchased 18 units for which they paid us $1,800,000.  We issued 13,846,158 shares of our common stock and warrants to purchase an additional 6,923,070 shares of our common stock.  This transaction was at the same terms and conditions of other participants in the offering.

12. Stock-Based Compensation

In October 2006, our Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by our stockholders the same month. The 2006 Plan provides for the grant of up to 7,500,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2006 Plan to a Compensation Committee.

In December 2009, our Board of Directors adopted the 2009 Stock Option Plan (“2009 Plan”). We will seek approval of the 2009 Plan by our stockholders during 2010. The 2009 Plan provides for the grant of up to 5,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  No grants have been made pursuant to this plan.

Also in December 2009, our Board of Directors adopted the 2009 Restricted Stock Plan (“2009 Restricted Stock Plan”).  The 2009 Restricted Stock Plan provides for the grant of up to 5,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events). Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  No grants have been made pursuant to this plan.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

A summary of stock option activity under 2006 Plan is set forth below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding January 1, 2008	4,060,000	$0.20		$66,178
Granted	3,060,000	$0.20		49,878
Exercised	(82,500)	$0.20		(1,345)
Cancelled	(891,250)	$0.20		(14,527)
Outstanding December 31, 2008	6,146,250	$0.20	3.02	100,184
Granted	1,200,000	$0.20	4.98	7,200
Exercised	-			-
Cancelled	(556,250)	$0.20		(9,067)
Outstanding December 31, 2009	6,790,000	$0.20	3.38	$98,317
Exercisable December 31, 2008	6,790,000	$0.20	3.38	$98,317

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in the 2006 Plan.  A summary of stock option activity to those employees is set forth below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding January 1, 2008	-			$-
Granted	800,000	$0.20		13,040
Exercised	-
Cancelled	-
Outstanding December 31, 2008	800,000	$0.20	4.75	13,040
Granted	400,000	$0.20	4.98	6,520
Exercised	-
Cancelled	-
Outstanding December 31, 2009	1,200,000	$0.20	4.16	$19,561
Exercisable December 31, 2009	1,000,000	$0.20	4.16	$16,300

The following table summarizes information concerning outstanding and exercisable options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$.185 - $.20	7,990,000	3.5	$0.20	7,790,000	3.5	$0.20

The total compensation cost related to non-vested awards not yet recognized as expense as of December 31, 2009 is $7,688 and will be recognized over the remaining period of 1.75 years.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

13. Business Segment information

We operate in three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by us.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the year ended December 31, 2009 and 2008 include the operating activities of 7 and 8 company-owned restaurants, respectively.

The Bakery Operations segment is comprised of the operating activities of a bakery located at one of our Denver restaurants, which supplies breads and other bakery products for Company and franchisee-owned locations in Colorado.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name or the Bread Garden name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to us in return for the use of the Spicy Pickle or the Bread Garden name as the case may be.

The following table sets forth certain restaurant data relating to company-owned and both Spicy Pickle and Bread Garden franchise-operated restaurants:

	2009	2008
Number of restaurants:
Company-owned:
Beginning of period	7	1
Restaurants opened (includes 4 restaurants converted from franchise owned to company owned)	-	7
Restaurants sold	-	(1)
End of period	7	7

Franchise-operated:
Spicy Pickle
Beginning of period	32	35
Restaurants opened	5	5
Restaurants closed (includes 4 restaurants converted from franchise owned to company owned in 2008)	(7)	(8)
End of period	30	32

Bread Garden
Beginning of period	11	-
Restaurants opened	6	11
Restaurants closed	(1)	-
End of period	16	11

System-wide:
Beginning of period	50	36
Restaurants opened (net of conversions from company owned to franchised)	11	23
Restaurants closed	(8)	(9)
End of period	53	50

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). In 2009 and 2008, the Company’s bakery segment had sales to the restaurant segment in the amount of $304,224 and $112,594, respectively. Management has determined that our reportable segments are strategic business units that offer different products and services.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

Segment information related to our three business segments follows:

	2009	2008
Revenues:
Company restaurant operations	$2,264,926	$2,643,682
Bakery operations	406,600	466,669
Franchise operations	1,450,899	1,307,295
Total revenues	$4,122,425	$4,417,646

Segment profit (loss)
Company restaurant operations	$(479,786)	$(533,151)
Bakery operations	(41,956)	(64,254)
Franchise operations	(1,469,040)	(5,013,296)
Total profit (loss)	$(1,990,782)	$(5,610,701)

Segment assets:
Company restaurant operations	$1,789,798	$2,014,714
Bakery operations	337,388	372,146
Franchise operations	3,712,008	3,178,330
Total segment assets	$5,839,194	$5,565,190

Segment liabilities:
Company restaurant operations	$1,000,874	$1,477,526
Bakery operations	8,121	24,793
Franchise operations	1,486,692	787,652
Total segment liabilities	$2,495,687	$2,289,971

Depreciation and amortization (included in segment profit (loss):
Company restaurant operations	$241,143	$216,495
Bakery operations	39,367	39,652
Franchise operations	119,965	29,455
Total depreciation and amortization	$400,475	$285,602

Capital expenditures:
Company restaurant operations	$7,129	$1,724,202
Bakery operations	-	28,949
Franchise operations	-	2,614,797
Total capital expenditures	$7,129	$4,367,948

We operate in the United States of America and Canada.  In respect of geographical segment reporting, revenues and total assets are based on the country where the operations are conducted.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements
(Continued)

	2009	2008
Geographic Revenues:
United States of America	$3,765,477	$4,342,785
Canada	356,948	74,861
Total Revenues	$4,122,425	$4,417,646

Geographic assets:
United States of America, including goodwill of $320,579	$3,226,596	$2,952,456
Canada, including goodwill of $1,276,882	2,612,498	2,612,734
Total assets	$5,839,194	$5,565,190

14. Sales of Assets

In December 2008, we sold all of the operating assets of one of our restaurants to a new franchisee for approximately $116,000, paid with $81,000 in cash and a note in the amount of $35,000.  The note is payable in ten installment of $3,500 plus accrued interest on the unpaid principal at a rate of 8% per annum.  The note was fully paid during 2009.  For the year ended December 31, 2008 we recognized a loss on the sale of approximately $32,000.

15. Subsequent Events

We have evaluated subsequent events through March 10, 2010, the date the financial statements were available to be issued.

In January 2010, the Board of Directors approved a compensation plan for our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  Pursuant to the plan, effective May 1, 2010, the officers will reduce their salaries to $150,000 each.  In consideration of the reduction, the Board of Directors authorized the issuance of 2,000,000 shares of our common stock to our CEO and 1,000,000 shares of our common stock to our CFO.  The value of the shares when issued was $0.11 per share for an aggregate value of $330,000 and will be charges to operations in 2010.  In February 2010 the Board of Directors authorized the Company to enter into employment agreements with both officers.  The agreements will provide that if the Company terminates their employment, for other than cause, they will each receive a payment in an amount equal to the exercise price of their respective stock options.  The CEO would receive $538,000 and the CFO would receive $280,000.  The payments would be subject to our ability to first be able to retire the current long-term debt in the amount of $1,257,208 and having raised $7,500,000.  In addition a bonus plan would provide that the CEO and CFO would receive bonuses based on improvements in our financial position.  The Board of Directors established stepped targeted asset to liability ratios.  The following are the ratios to be achieved and the bonus to be earned:

Target Asset to Liability ratio	Mr. Geman Bonus	Mr. Tinter Bonus
3.33 to 1	$200,000	$100,000
4.66 to 1	$300,000	$150,000
5.70 to 1	$400,000	$200,000
7.50 to 1	$500,000	$250,000

We are in the process of preparing written agreements to reflect the above.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluation as of December 31, 2009, our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based

on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
Marc N. Geman	64	Chairman and Chief Executive Officer
Anthony S. Walker	37	Director and Chief Operating Officer
Arnold Tinter	64	Chief Financial Officer
Raymond BonAnno	69	Director
Presley Reed	63	Director

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

We have concluded that Mr. Geman should serve as a director as a result of his experience in the food franchising industry.

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

We have concluded that Mr. Walker should serve as a director as a result of his experience in the restaurant industry and as a founder of the Company.

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

We have concluded that Mr. BonAnno should serve as a director as a result of his business and financial background.

Presley Reed - Dr. Presley Reed has served as a member of our Board of Directors since April 2006 and is founder and Chairman of Reed Group with offices in Colorado and New York; Dr. Reed has held such position for many years. Dr. Reed is the Editor-in-Chief of The Medical Disability Advisor: Workplace Guidelines for Disability Duration. Dr. Reed is an expert in disability management, workplace absence and productivity, workers’ compensation, and occupational health. He is Board Certified by the American Board of Psychiatry and Neurology. He is a Fellow of the American College of Occupational and Environmental Medicine and is a former chair of its Committee on Occupational Mental Health. He is a Fellow of the American Academy of Disability Evaluating Physicians. He served as Founding Chairman of the American Board of Independent Medical Examiners and is a Certified Independent Medical Examiner. Dr. Reed received his BS in Medical Arts from the University of Kentucky and his medical degree from the University of Tennessee. He completed his residency in psychiatry at Tulane in New Orleans, and at Denver General Hospital.

We have concluded that Dr. Reed should serve as a director as a result of his business and financial background.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC and any exchange on which the common stock is listed for trading and to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of such reports and written representations of certain of such persons furnished to us during or with respect to the last fiscal year, the following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:
.
Reporting Person	Date Report Due	Date Report Filed
Raymond BonAnno	01/06/2009	02/12/2009
Marc Geman	12/28/2009	01/20/2010
Presley Reed	01/06/2009	02/12/2009
Presley Reed	09/30/2009	01/20/2010
Anthony Walker	12/29/2009	01/11/2010

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

Item 11.  Executive Compensation

The following table sets forth, for the last two fiscal years, the compensation earned for the services rendered in all capacities by our Chief Executive Officer (principal executive officer) and the Company’s two most highly compensated executive officers who earned more than $100,000. The individuals in the table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Total ($)
Marc Geman (2) Chief Executive Officer	2009 2008	265,823 558,043	- -	31,456 91,716	297,279 444,759
Arnold Tinter (3) Chief Financial Officer	2009 2008	171,833 196,135	- -	21,090 63,991	192,923 260,126
Anthony Walker (4) Chief Operating Officer	2009 2008	102,583 147,101	- -	9,414 51,708	111,997 198,809

(1)
The value of the options granted during 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:  expected volatility of 41.28%, expected term of 2.5 years, risk-free interest rate of 1.448% and no expected dividend yield.  In addition all of the outstanding options were re-priced and the effect of the re-pricing for all outstanding options has been added to the amounts calculated for awards made during 2009.  In accordance with GAAP the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  We calculated the fair value of options immediately before the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.677, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  We calculated the fair value of options immediately after the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.20, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  The weighted value of each option immediately before the modification was $0.0036 and the weighted average value immediately after the modification was $0.0163.  The value of the options granted during 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:  expected volatility of 43.18%, expected term of 2.5 years, risk-free interest rate of 2.4% and no expected dividend yield.

(2)
Under Mr. Geman’s previous employment agreement, his salary increased to $360,000 per annum effective January 1, 2008.  In addition to his base salary he received commissions on the sale of franchises.  The amount for 2008 includes $353,043 in salary and $205,000 in commissions on the sale of franchises, both of which were recorded as compensation expense.  Subsequent to December 31, 2008, Mr. Geman agreed to reduce his salary to $250,000 per annum until such time as economic conditions improve.  Subsequent to December 31, 2009, Mr. Geman agreed that effective May 1, 2010 he would further reduce his salary to $150,000.  Mr. Geman receives no compensation for his services as a director.

(3)
Under a verbal agreement Mr. Tinter, $200,000 per annum for December 31, 2008.  Subsequent to December 31, 2008 Mr. Tinter agreed to reduce his salary to $167,500 per annum until such time as economic conditions improve.  Subsequent to December 31, 2009, Mr. Tinter agreed to further reduce his salary to $150,000.

(4)
Under Mr. Walker’s employment agreement, his salary increased to $150,000 per annum effective January 1, 2008.  Subsequent to December 31, 2008 Mr. Walker agreed to reduce his salary to $100,000 per annum until such time as economic conditions improve.  Mr. Walker receives no compensation for his services as a director.

The value of option awards are the dollar amount recognized for financial statement reporting purposes.

The following table sets forth, at December 31, 2009, information concerning unexercised options for each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Marc Geman	500,000 500,000 340,000 150,000 1,200,000	- - - - -	- - - - -	0.20 0.20 0.20 0.20 0.20	9/20/12 12/14/12 3/17/13 8/6/13 12/23/14
Arnold Tinter	200,000 400,000 500,000 200,000 100,000	- - - - -	- - - - -	0.20 0.20 0.20 0.20 0.20	1/25/12 9/20/12 12/14/12 3/17/13 8/6/13
Anthony Walker	300,000 180,000 100,000	- - -	- - -	0.20 0.20 0.20	9/20/12 3/17/13 8/6/13

On September 8, 2009, the exercise price of all options was reset to $0.20 per share.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Other than as discussed below in “Executive Compensation – Employment Agreements,” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of our company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

The following table sets forth, for the year ended December 31, 2009, the compensation earned for the services rendered in all capacities by our directors.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Raymond BonAnno	-	-	-	-	-	-
Presley Reed	-	-	-	-	-	-

Employment Agreements

There are no formal written employment agreements with any of the named executive officers.

In January 2010, the Board of Directors approved a compensation plan for Mr. Geman and Mr. Tinter.  Pursuant to the plan, effective May 1, 2010 both Mr. Geman and Mr. Tinter will reduce their salaries to $150,000 each.  In consideration of the reduction the Board of Directors authorized the issuance of 2,000,000 shares of our common stock to Mr. Geman and 1,000,000 shares of our common stock to Mr. Tinter.  In February 2010 the Board of Directors authorized the Company to enter in employment agreements with Mr. Geman and Mr. Tinter.  The agreements will provide that if the Company terminates their employment, for other than cause, they will each receive a payment in an amount equal to the exercise price of their respective stock options.  Mr. Geman would receive $538,000 and Mr. Tinter would receive $280,000.  The payments would be subject to our ability to first be able to retire the current long-term debt in the amount of $1,257,208 and having raised $7,500,000.  In addition a bonus plan would provide that Mr. Geman and Mr. Tinter would receive bonuses based on improvements in our financial position.  The Board of Directors established stepped targeted asset to liability ratios.  The following are the ratios to be achieved and the bonus to be earned:

Target Asset to Liability ratio	Mr. Geman Bonus	Mr. Tinter Bonus
3.33 to 1	$200,000	$100,000
4.66 to 1	$300,000	$150,000
5.70 to 1	$400,000	$200,000
7.50 to 1	$500,000	$250,000

We are in the process of preparing written agreements to reflect the above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 10, 2010 by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group.

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

Unless otherwise indicated, each person named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person.

Unless otherwise indicated, the address of each of the following persons is 90 Madison Street, Suite 700, Denver, Colorado 80206. All percentages of common stock beneficially owned by the listed persons are based upon 83,994,274 shares of common stock outstanding at March 10, 2010 and shares of common stock subject to options, warrants and convertible securities within 60 days of the date hereof are deemed to be outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed to be outstanding for computing the percentage of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Marc Geman (1)	6,491,264	7.49%
Common Stock	Anthony Walker (2)	4,787,036	5.66%
Common Stock	Raymond BonAnno (3)	8,081,183	9.46%
Common Stock	Presley Reed (4)	36,947,509	40.31%
Common Stock	Arnold Tinter (5)	2,400,000	2.81%
Common Stock	All Directors and Executive Officers as a Group (5 persons)	58,706,992	56.19%
_________________
(1)	Includes 2,690,000 shares based on options exercisable within 60 days.

(2)	Includes 580,000 shares based on options exercisable within 60 days.

(3)
Includes 2,293,045 shares owned of record by the BonAnno Family Partnership; Raymond BonAnno has voting and dispositive power over such shares, 1,808,489 owned by Raymond BonAnno and Joan BonAnno, his wife, 859,230 shares based on exercise of warrants jointly owned by Mr. BonAnno and his wife, 2,366,591 shares based on the conversion of a convertible note owned solely by Mr. BonAnno, 153,828 shares based on warrants owned solely by Mr. BonAnno and 600,000 shares based on options exercisable within 60 days.

(4)
Includes 23,972,504 shares owned jointly by Presley and Patricia Reed, 1,146,408 shares owned by the Presley Reed 1999 Family Trust, of which Patricia Reed, Dr. Reed’s wife, is the beneficiary, 7,053,840 shares based on exercise of warrants jointly owned by Dr. Reed and his wife, 3,919,960 shares based on the conversion of a convertible note owned solely by Dr. Reed, 254,797 shares based on warrants owned solely by Dr. Reed, and 600,000 shares based on options exercisable within 60 days.

(5)	Includes 1,400,000 shares based on options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to our 2006 Stock Option Plan, the only compensation plan under which our equity securities are authorized for issuance, which plan was approved by our shareholders in 2006.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,790,000	$0.20	710,000

Equity compensation plans not approved by security holders	None		None
Total	6,790,000	$0.20	710,000

In December 2009, our Board of Directors adopted the 2009 Stock Option Plan, which provides for the grant of up to 5,000,000 shares of our common stock as incentive stock options.  This plan has not yet been approved by our stockholders and no options have been granted under that plan.

Change in Control

To the knowledge of management, there are no present arrangements that may result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On December 14, 2007, Raymond BonAnno and Presley Reed, two of our directors, Keith and Angela Oxenreider, the son-in-law and daughter of director Raymond BonAnno, and R. James BonAnno, Jr., the son of director Raymond BonAnno, participated in the transaction pursuant to which we sold an aggregate of 705 shares of Series A Preferred Stock and warrants to purchase an aggregate of 5,287,500 shares of common stock for an aggregate purchase price of $5,992,500.  Mr. BonAnno and his wife purchased 12 shares of Series A Preferred Stock and warrants to purchase 90,000 shares of common stock for $102,000. Dr. Reed and his wife purchased 120 shares of Series A Preferred Stock and warrants to purchase 900,000 shares of common stock for $1,020,000. Mr. and Mrs. Oxenreider purchased 12 shares of Series A Preferred Stock and warrants to purchase 90,000 of common stock for $102,000. Mr. BonAnno, Jr. purchased 12 shares of Series A Preferred Stock and warrants to purchase 90,000 of common stock for $102,000.

On September 22, 2009, Raymond BonAnno and Presley Reed, Keith and Angela Oxenreider,and R. James BonAnno, Jr. participated in an Amendment, Redemption and Conversion Agreement related to the then outstanding 638.88 shares of the Series A Preferred Stock pursuant to which we redeemed 94.12 shares for a total of $799,998 and convert their remaining 544.76 shares of Series A Preferred Stock into 2,093,601 shares of our Common Stock.  Mr. BonAnno and his wife converted 12 shares of Series A Preferred Stock in exchange for 240,000 shares of common stock.  Dr. Reed and his wife converted 120 shares of Series A Preferred Stock in exchange for 2,400,000 shares of common stock.  Mr. and Mrs. Oxenreider converted 12 shares of Series A Preferred Stock in exchange for 240,000 shares of common stock.  Mr. BonAnno, Jr. converted 12 shares of Series A Preferred Stock in exchange for 240,000 shares of common stock.  We lowered the exercise price of the warrants that were purchased with the Series A Preferred Stock to $0.20 to per share and extended the expiration date of the warrants to September 22, 2014.  None of these individuals participated in the cash redemption.

On September 22, 2009, Raymond BonAnno and Presley Reed participated in a transaction pursuant to which we sold an aggregate of 22.5 Units for cash in the amount of $2,250,000.  Each Unit consisted of 769,231 shares of our Common Stock and a warrant to purchase an additional 384,615 shares of Common Stock at $.19 per share.  The warrants expire September 22, 2014.  Mr. Bonanno and his wife purchased 2 units for $200,000 and received 1,538,462 shares of common stock and 769,230 warrants.  Dr. Reed and his wife purchased 16 units for $1,600,000 and received 12,307,696 shares of common stock and 6,153,840 warrants.

In December 2008, Raymond BonAnno and Presley Reed granted the Company a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bore interest at a rate of one percent above the prime rate and was secured by certain assets of the Company.  At December 31, 2008, the interest rate on the borrowings was 4.25% and balance outstanding was $100,000.  Both Mr. BonAnno and Dr. Reed increased the amount of the line.

On September 30, 2009, the line of credit was renegotiated and the outstanding principal and accrued interest totaling $817,252, was converted into a convertible promissory note (“Convertible Note”).  The Convertible Note is due January 31, 2012, bears interest at the same rate that the line of credit did, one percent above the prime rate.  Interest is payable semi-annually.  The balance owed to Dr. Reed is $307,656.89 and the balance owed to Dr. Reed is $509,594.79.  Mr. BonAnno and Dr. Reed may convert any amount of the principal and accrued interest due into our common stock at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

The conversion feature in the Convertible Note is considered to be a beneficial conversion feature.  We have accounted for the beneficial conversion feature in accordance with GAAP.  We accounted for a portion of the proceeds, $157,164, from the Convertible Note which related to the intrinsic value of the beneficial conversion feature by allocating that amount to additional paid in capital.  The following summarizes the carrying amount of the Convertible Promissory Note:

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital, net of amortization	(140,325)
Note payable to related parties	$676,927

In accordance with GAAP, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At December 31, 2009, the interest rate on the borrowings was 12.438%.

Director Independence

The following members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2): Raymond BonAnno and Presley Reed.  Neither member of the Company’s Audit Committee, whose members are Marc Geman and Raymond BonAnno, meets the Audit Committee independence requirements of NASDAQ Marketplace Rule 5605(c).

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by Eide Bailly, LLP, our registered public accounting firm, during the fiscal years ended December 31, 2009 and December 31, 2008, respectively, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.
	December 31,	December 31,
	2009	2008

Audit Fees	$51,201	$37,611
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees (audit of acquired subsidiary)	--	31,159
Total fees	$51,201	$68,770

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The Consolidated Financial Statements of Spicy Pickle Franchising, Inc. and its subsidiaries and the Independent Registered Public Accounting Firm’s report dated March __, 2010, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)

4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (5)

4.3	Form of warrant to be issued to private placement investors (6)

10.1	Employment Agreement – Marc Geman (3)

10.2	Employment Agreement – Anthony Walker (3)

10.3	Employment Agreement – Kevin Morrison (3)

10.4	2006 Stock Option Plan (3)

10.5	Promissory Note to Spicy Pickle, LLC (3)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (7)

10.7	Form of Warrant (8)

10.8	Registration Rights Agreement dated as of December 14, 2007 (9)

10.9	Lock-Up Agreement of Marc Geman (10)

10.10	Form of Lock-Up Agreement executed by other officers and directors (11)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (12)

10.12	Amendment, Redemption and Conversion Agreement (13)

10.13	Agreement with Midtown Partners & Co, LLC and assigns (14)

10.14	2009 Stock Option Plan (15)

Regulation S-K Number	Exhibit
10.15	2009 Restricted Stock Plan (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (16)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (16)

32.1	Section 1350 Certification of Chief Executive Officer (16)

32.2	Section 1350 Certification of Chief Financial Officer (16)
______________
(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(11)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(14)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(15)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(16)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

Date: March 10, 2010	By:	/s/ Marc Geman
Marc Geman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Geman	Chief Executive Officer and Chariman of the	March 10, 2010
Marc Geman	Board (Principal Executive Officer

/s/ Arnold Tinter	Chief Financial Officer (Principal Financial	March 10, 2010
Arnold Tinter	and Accounting Officer)

/s/ Anthony Walker	Director	March 10, 2010
Anthony Walker

/s/ Presley Reed	Director	March 10, 2010
Presley Reed

/s/ Raymond BonAnno	Director	March 10, 2010
Raymond Bon Anno

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)

4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (5)

4.3	Form of warrant to be issued to private placement investors (6)

10.1	Employment Agreement – Marc Geman (3)

10.2	Employment Agreement – Anthony Walker (3)

10.3	Employment Agreement – Kevin Morrison (3)

10.4	2006 Stock Option Plan (3)

10.5	Promissory Note to Spicy Pickle, LLC (3)

10.6	Securities Purchase Agreement dated as of December 14, 2007 (7)

10.7	Form of Warrant (8)

10.8	Registration Rights Agreement dated as of December 14, 2007 (9)

10.9	Lock-Up Agreement of Marc Geman (10)

10.10	Form of Lock-Up Agreement executed by other officers and directors (11)

10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (12)

10.12	Amendment, Redemption and Conversion Agreement (13)

10.13	Agreement with Midtown Partners & Co, LLC and assigns (14)

10.14	2009 Stock Option Plan (15)

10.15	2009 Restricted Stock Plan (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (16)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (16)

32.1	Section 1350 Certification of Chief Executive Officer (16)

32.2	Section 1350 Certification of Chief Financial Officer (16)

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.

(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(11)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(14)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(15)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(16)	Filed herewith.