Form 10-K/A
period 2009-12-31
SPICY PICKLE FRANCHISING INC
filed 2010-03-12
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the SEC on March 11, 2010 to (1) correct an error contained in Item 13 and (2) file currently dated certifications by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the fiscal year ended December 31, 2009 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph.

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

On September 30, 2009, the line of credit was renegotiated and the outstanding principal and accrued interest totaling $817,252, was converted into a convertible promissory note (“Convertible Note”).  The Convertible Note is due January 31, 2012, bears interest at the same rate that the line of credit did, one percent above the prime rate.  Interest is payable semi-annually.  The balance owed to Mr. BonAnno is $307,656.89 and the balance owed to Dr. Reed is $509,594.79.  Mr. BonAnno and Dr. Reed may convert any amount of the principal and accrued interest due into our common stock at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The Consolidated Financial Statements of Spicy Pickle Franchising, Inc. and its subsidiaries and the Independent Registered Public Accounting Firm’s report dated March 10, 2010, are incorporated by reference to Item 8 of this report.

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
_______________
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

SPICY PICKLE FRANCHISING, INC.
/s/ Marc Geman

Dated: March 12, 2010	By:
Marc Geman, Chief Executive Officer

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (5)
4.3	Form of warrant to be issued to private placement investors (6)
10.1	Employment Agreement – Marc Geman (3)
10.2	Employment Agreement – Anthony Walker (3)
10.3	Employment Agreement – Kevin Morrison (3)
10.4	2006 Stock Option Plan (3)
10.5	Promissory Note to Spicy Pickle, LLC (3)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (7)
10.7	Form of Warrant (8)
10.8	Registration Rights Agreement dated as of December 14, 2007 (9)
10.9	Lock-Up Agreement of Marc Geman (10)
10.10	Form of Lock-Up Agreement executed by other officers and directors (11)
10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (12)
10.12	Amendment, Redemption and Conversion Agreement (13)
10.13	Agreement with Midtown Partners & Co, LLC and assigns (14)
10.14	2009 Stock Option Plan (15)
10.15	2009 Restricted Stock Plan (15)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (16)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (16)
32.1	Section 1350 Certification of Chief Executive Officer (16)
32.2	Section 1350 Certification of Chief Financial Officer (16)
_____________
(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.

(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(11)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(14)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(15)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(16)	Filed herewith.