Form 10-Q
period 2010-03-31
SPICY PICKLE FRANCHISING INC
filed 2010-05-13
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2010 there were 82,494,274 shares of common stock outstanding.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$388,665	$809,790
Accounts receivable, trade, net	214,532	193,138
Inventory	31,272	30,828
Prepaid expenses and other current assets	317,032	254,667
Total current assets	951,501	1,288,423
Property and equipment, net of accumulated depreciation	1,511,331	1,583,729
Other assets:
Deposits and other assets	136,883	140,853
Goodwill	1,597,461	1,597,461
Other intangible assets	1,206,660	1,228,728
Total other assets	2,941,004	2,967,042
Total assets	$5,403,836	$5,839,194

Liabilities and equity:
Current liabilities:
Current portion of long-term debt	$473,000	$30,000
Accounts payable	385,167	329,871
Accrued expenses and compensation	257,624	118,467
Accrued dividends	68,521	68,521
Deferred franchise revenue	610,500	661,500
Total current liabilities	1,794,812	1,208,359
Notes payable to related parties	693,766	676,927
Long-term debt, net of current portion	-	467,000
Deferred rent expense	141,950	143,401

Commitments and contingencies	-	-

Equity:
Spicy Pickle Franchising, Inc. stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized,
82,494,274 and 80,994,274 shares issued and outstanding
in 2010 and 2009, respectively	82,494	80,994
Additional paid in capital	17,075,637	16,782,258
Fair value of common stock warrants	628,010	628,010
Accumulated (deficit)	(15,059,149)	(14,194,039)
Accumulated comprehensive (loss)	(5,638)	(5,671)
Total Spicy Pickle Franchising, Inc. stockholders' equity	2,721,354	3,291,552
Noncontrolling interest	51,955	51,955
Total equity	2,773,308	3,343,507
Total liabilities and equity	$5,403,836	$5,839,194

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Revenue:
Restaurant and bakery sales	$618,697	$698,620
Franchise fees and royalties	354,454	304,975
Total revenues	973,151	1,003,595

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	213,672	230,201
Labor	260,388	299,961
Occupancy	113,076	104,012
Depreciation	69,101	72,058
Other operating costs	92,539	77,980
Total restaurant and bakery operating costs	748,776	784,212

Franchise and general:
General and administrative	1,025,543	695,486
Depreciation amortization	27,767	8,688
Total franchise and general	1,053,310	704,174
Total operating costs and expenses	1,802,086	1,488,386

(Loss) from operations	(828,935)	(484,791)

Other income (expense):
Interest income (expense)	(35,464)	(14,549)
Total other income (expense):	(35,464)	(14,549)

Net (loss)	(864,399)	(499,340)

Dividends on preferred stock	-	(68,944)

Net (loss) attributable to common shareholders	(864,399)	(568,284)

Other comprehensive (loss):
Foreign currency exchange gain (loss)	33	(20,366)
Comprehensive (loss)	$(864,366)	$(588,650)

Per share information - basic and fully diluted:
Weighted average shares outstanding	82,494,274	54,369,497
Net (loss) per share	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Net cash (used in) operating activities	$(411,595)	$(435,039)

Cash flows from investing activities:
Purchase of property and equipment	(1,406)	-
Net cash (used in) investing activities	(1,406)	-

Cash flows from financing activities:
Proceeds from note payable to related parties	16,839	400,000
Proceeds from notes payable	6,000	-
Repayment of notes payable	(30,000)	(30,000)
Net cash (used in) financing activities	(7,161)	(370,000)

Effect of foreign exchange rate changes	(963)	(6,082)

Net (decrease) in cash and cash equivalents	(421,125)	(71,121)
Cash and cash equivalents, beginning of period	809,790	287,482
Cash and cash equivalents, end of period	$388,665	$216,361

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation of Interim Period

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Spicy Pickle Franchising, Inc. including its subsidiaries.  The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. at March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Recent Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

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

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the three-month

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

periods ended March 31, 2010 and 2009, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following at March 31, 2010 and December 31, 2009:
	2010	2009
Goodwill:
Related to franchise operation (Bread Garden)	$1,276,882	$1,276,882
Related to restaurant operations	320,579	320,579
Total goodwill	$1,597,461	$1,597,461

Other intangibles
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements, net of amortization	860,660	882,728
Reacquired franchise agreements	55,000	55,000
Total other intangibles	$1,206,660	$1,228,728

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden, the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants and have an indefinite life.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.

Amortization expenses related to acquired franchise agreements was $22,068 for the three months ended March 31, 2010.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

4.  Fair Value

Effective January 1, 2008, we adopted ASC Topic 825 Financial Instruments (“ASC 825”).  ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

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
Long-term debt

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2010 and December 31, 2009 the carrying amount of financial instruments approximated the fair value of those instruments.

5. Related Party Transactions

In December 2008, two members of our Board of Directors granted us a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain of our assets.  During 2009 the amount of the line was increased to $800,000.  Interest expense for the three months ended March 31, 2010 and 2009 was $25,420 and $3,065, respectively.  At March 31, 2010, the interest rate on the borrowings was 4.25%.

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

The conversion feature in the Convertible Note is considered to be a beneficial conversion feature.  We have accounted for the beneficial conversion feature in accordance with ASC Topic 470, Liabilities.  We accounted for a portion of the proceeds, $157,164, from the Convertible Note which related to the intrinsic value of the beneficial conversion feature by allocating that amount to additional paid in capital.  The following summarizes the carrying amount of the Convertible Note at March 31, 2010:

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital	(123,486)
Note payable to related parties	$693,766

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the Convertible Note in such a way as to result in a constant rate of interest.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate at March 31, 2010, the effective interest rate on the borrowings was 12.438%.

6.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets during the year ended December 31, 2008.  The notes bear interest at the rate of 10% per annum payable monthly.  The notes have payment terms of $30,000 per year with the balance due and payable in March 2011.

7.  Stockholders’ Equity

During the three months ended March 31, 2010 we issued 1,500,000 shares of our common stock to two officers (related parties).  The stock was issued as consideration for the reduction of salaries.  The stock was valued at the trading price, $0.11 per share, at the date of grant, January 26, 2010.  We included $165,000 as compensation expense.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

9.  Stock-Based Compensation

In October 2006, our Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by our shareholders the same month.  The 2006 Plan provides for the granting of up to 7,500,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options.  Our Board of Directors has delegated authority to grant awards under the 2006 Plan to our Compensation Committee.

There were no options granted under the 2006 Plan during the three-month periods ended March 31, 2010 and 2009.

A summary of stock option activity under the 2006 Plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	6,790,000	$0.20	3.38	$ 98,317
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding March 31, 2010	6,790,000	$0.20	3.14	$ 98,317
Exercisable March 31, 2010	6,790,000	$0.20	3.14	$ 98,317

In December 2009, our Board of Directors adopted the 2009 Stock Option Plan (“2009 Plan”).  The 2009 Plan provides for the grant of up to 5,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  There were grants for 2,000,000 shares made during the three months ended March 31, 2010.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of stock option activity under the 2009 Plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	-	-		$ -
Granted	2,000,000	$0.16	5
Exercised	-	-
Cancelled	-	-
Outstanding March 31, 2010	2,000,000	$0.16	5	$ 129,879
Exercisable March 31, 2010	2,000,000	$0.16	5	$ 129,879

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in either the 2006 Plan or the 2009 Plan.  A summary of stock option activity to those employees is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	1,200,000	$0.20	4.16	$ 19,561
Granted
Exercised	-	-
Cancelled	-	-
Outstanding March 31, 2010	1,200,000	$0.20	3.91	$ 19,561
Exercisable March 31, 2010	1,000,000	$0.20	3.91	$ 16,300

Stock-based compensation expense accounted for in accordance with ASC 718 related to employee stock options for the three-month periods ended March 31, 2010 and 2009 was $129,879 and $12,259, respectively, and as discussed in Note 7, $165,000 for shares issued to employees in consideration of salary reductions in 2010.

10. Business Segment information

We operate in three business segments.  Our Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended March 31, 2010, and 2009 include the operating activities of seven company-owned restaurants in 2010 and 2009.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We are operating in two geographic segments, United States and Canada.

There were no differences in the basis of measurement of segment profit or loss between these financial statements and the financial statements for the year ended December 31, 2009.  There have been no material changes in segment assets since December 31, 2009.  Segment information related to the Company's three business segments follows:

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Company restaurants operations	$563,090	$617,138
Company bakery operations	55,607	81,482
Franchise operations	354,454	304,975
Total Revenues	$973,151	$1,003,595
Segment profit (loss):
Company restaurants operations	$(101,585)	$(63,814)
Company bakery operations	(28,494)	(21,778)
Franchise operations	(698,856)	(399,199)
Total segment (loss)	(828,935)	(484,791)
Interest income (expense)	(35,464)	(14,549)
Net loss	$(864,399)	$(499,340)

11. Subsequent Events

We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements except as follows.

Subsequent to March 31, 2010 we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Note is convertible into our common stock at $0.105 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  We believe that the terms of the note are arms length.

At the same time as the above, the holders of the Convertible Note described in Note 5 have agreed to extend the due date of their Convertible Note to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

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

Overview

Our business is the franchise and operation of Spicy Pickle and Bread Garden Urban Café restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 10 states in the United States.  Bread Garden Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our Bread Garden Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  Bread Garden Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.

We market our menu primarily through targeted local store marketing efforts, mail drops, media advertising, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for ten years.  The “Bread Garden Urban Café” brand name has existed since 1979.  We are headquartered in Denver, Colorado.

The first Spicy Pickle restaurant was launched in 1999 by two Denver based chefs under the name Spicy Pickle. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb. By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise.

As of March 31, 2010, we had 27 franchised Spicy Pickle restaurants and seven company-owned Spicy Pickle restaurants opened.  One of our company owned restaurants was closed in May 2010 and we are looking for the appropriate real estate to relocate it.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants. Through March 31, 2010, the Company has signed agreements with franchisees to open 57 additional restaurants under the Spicy Pickle Brand.  Based on current franchise agreements and construction schedules, we believe there will be approximately 30 Spicy Pickle, franchisee-owned and operated restaurants and at least seven company-operated restaurants open by the end of 2010.  The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company owned restaurants.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of March 31, 2010, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Denver, Colorado	5
Boulder, Colorado	1
Ft. Collins, Colorado	2
Aurora, Colorado	1
Centennial, Colorado	1
Lone Tree, Colorado	1
Greenwood Village, Colorado (1)	1
Federal Heights, Colorado	1
Johnstown, Colorado	1
Colorado Springs, Colorado	1
Louisville, Colorado	1
Englewood, Colorado	1
Chandler, Arizona	1
San Diego, California	2
Temecula, California	1
Chicago, Illinois	1
Naperville, Illinois	1
Hattiesburg, Mississippi	1
Henderson, Nevada	1
Las Vegas, Nevada		1
Reno, Nevada	2
Cincinnati, Ohio	1
Edmond, Oklahoma	1	1
Portland, Oregon	1
Austin, Texas	1
Cedar Park, Texas	1
Houston, Texas	2		1
	34	2	1
(1)	Closed subsequent to March 31, 2010.

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

Our Bread Garden Urban Café locations, including those under construction and in lease negotiation as of March 31, 2010 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	9
Richmond, British Columbia	2		1
Surrey, British Columbia	1
Burnaby, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia	1
Brisbane, Australia	1
Whistler Resort, British Columbia	1
New Westminster, British Columbia			1
Kelowna, British Columbia			1
	18	0	3

We intend to increase our revenues by adding new company-owned stores, selling new franchises and expanding consumption of our food products at all restaurants. General economic and industry conditions may affect our ability to do so and our revenue performance.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  The unanticipated economic conditions that surfaced in 2008 and continued into 2009 resulted in a significant reduction in the sales of new franchises which in turn resulted in a significant decrease in our cash position.  As soon as it became apparent that the economic downturn would not correct itself in the short term, we significantly reduced our corporate overhead, mostly in the area of personnel cost.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern.  We incurred a net loss of $864,399 for the three months ended March 31, 2010 and have incurred significant net losses since inception.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  Recent economic conditions resulted in a significant reduction in the sales of new franchises which in turn resulted in a significant decrease in our cash position.  We responded by decreasing our corporate overhead mostly in the area of personnel cost.

We believe that the reductions we have made will enable us to continue operations at current levels, but will not be sufficient to successfully implement our growth strategies.  Accordingly, management is considering raising money during the remainder of 2010 to fund the company’s growth.  The realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Goodwill and Other Intangible Assets
We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden, the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants and have an indefinite life.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.

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

In accordance with ASC 350 we perform an impairment analysis of the goodwill and indefinite lived intangibles assets on an annual basis.  We have two reporting units for which goodwill has been recognized, franchise operations and restaurant operations.  We determine our reporting units in accordance with the guidance in ASC Topic 280 Segment Reporting (“ASC 280”).  We look at the following specific items:
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

We performed an analysis on a unit by unit basis for both our restaurants and bakery at December 31, 2009.  Assumptions used in preparing the expected cash flows were as follows:
•
Sales projections for 2010 were based on 2009 sales with increases in the later part of the year for the introduction of another day part on our menu.  For the years 2011 through 2019 we used annual increases of 3%.  We believe the 3% increases beyond 2010 is a reasonable growth.

•	Our food costs are projected based on 2009 operating cost as adjusted for new menu items.
•	Our variable and semi-variable operating costs are projected to increase and include an additional 1.5% per year as inflation.
•	Our fixed operating costs are projected to increase 1.5% per year.
•	Salvage value has been estimated on a restaurant by restaurant basis.

Based on our analysis, no impairment charges were recognized for the three months ended March 31, 2010.

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

Revenue Recognition
Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Initial franchise fees for Spicy Pickle restaurants is $45,000 and the fee for Bread Garden Urban Café restaurants is Canadian dollars (“CN$”) 50,000.  In certain instances we charge a transfer fee when an existing restaurant is transferred to a new franchisee.  These fees are less than the full fee charged.  Franchise fees recognized were $60,000 and $26,033 for the three months ended March 31, 2010 and 2009, respectively.

Royalty Fees - Pursuant to the franchise agreements of both our Spicy Pickle and Bread Garden Urban Café brands, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $233,790 and $212,246 for the three months ended March 31, 2010 and 2009 respectively.

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

Rebates - We receive rebates from certain purveyors that supply products to our franchisees, these rebates are included in Franchise Fees and Royalties on the statement of operations. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $60,664 and $66,696, for the three months ended March 31, 2010 and 2009 respectively.

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

Advertising Costs
Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $86,474 and $92,548 for the three months ended March 31, 2010 and 2009.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $146,121 and $101,658 for the three months ended March 31, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts reflected as advertising costs in the financial statements were $59,647 and $9,110 for the three months ended March 31, 2010 and 2009, respectively.

Rent Expense
We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840 Leases.  In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing on a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

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

We issued share-based payments under our 2006 Stock Option Plan and our 2009 Stock Option Plan, both of which are qualified stock option plans and to employees of our Canadian subsidiary on an individual by individual basis.

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

The weighted average fair value of options granted during the three months ended March 31, 2010 of $0.06 was estimated on the grant date using the Black-Scholes model with the following weighted average assumptions: expected volatility of 41.22%, expected term of 5 years, risk-free interest rate of 2.37% and no expected dividend yield.  There were no options granted during the three months ended March 31, 2009.

Stock-based compensation expense accounted for in accordance with ASC 718 related to employee stock options for the three-month periods ended March 31, 2010 and 2009 was $129,879 and $12,259, respectively, and $165,000 for shares issued to employees in consideration of salary reductions in 2010.

Recent Pronouncements
In June 2009, The Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

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

Results of Operations

Operating Statistics

The following analysis shows operating statistics for the three months ended March 31, 2010 and 2009:
	2010		2009
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$563,090	57.86%	$617,138	61.50%
Bakery sales	55,607	5.71%	81,482	8.12%
Franchise fees and royalties	354,454	36.42%	304,975	30.39%
Total revenue	$973,151	100.00%	$1,003,595	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$193,279	34.32%	$202,153	32.76%
Labor	226,638	40.25%	252,841	40.97%
Occupancy	104,745	18.60%	97,596	15.81%
Depreciation	59,762	10.61%	61,857	10.02%
Other operating cost	80,251	14.25%	66,505	10.78%
Total restaurant operating expenses	$664,675	118.03%	$680,952	110.34%

Bakery:		As a Percentage of Bakery Sales		As a Percentage of Bakery Sales
Cost of sales	$20,393	36.67%	$28,048	34.42%
Labor	33,750	60.69%	47,120	57.83%
Occupancy	8,332	14.98%	6,416	7.87%
Depreciation	9,339	16.79%	10,201	12.52%
Other operating cost	12,287	22.10%	11,475	14.08%
Total bakery operating expenses	$84,101	151.23%	$103,260	126.72%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,025,543	289.33%	$695,486	228.05%
Depreciation	27,767	7.83%	8,688	2.85%
Total franchise and general expenses	$1,053,310	297.16%	$704,174	230.90%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,802,086	185.18%	$1,488,386	148.31%

(Loss) from operations	(828,935)	(85.18)%	(484,791)	(48.31)%

Other income and (expense):
Net interest income (expense)	(35,464)	(3.64)%	(14,549)	(1.45)%
Total other income and (expense)	(35,464)	(3.64)%	(14,549)	(1.45)%

Net income (loss)	$(864,399)	(88.82)%	$(499,340)	(49.76)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the three months ended March 31, 2010, total revenue decreased $30,444 (3.03%) from $1,003,595 for the three months ended March 31, 2009 to $973,151 for the same period in 2010.  For the three months ended March 31, 2010, restaurant sales decreased by $54,048 (8.76%) from $617,138 in 2009 to $563,090 in 2010.  The decrease in restaurant revenue was principally due to changes in economic conditions.

For the three months ended March 31, 2010, bakery sales decreased by $25,875 (31.75%) from $81,482 in 2009 to $55,607 in 2010.  Our bakery was operating for both three-month periods in 2010 and 2009; however we had fewer customers, both franchise and our restaurants, in 2010 than we did in 2009.  In addition our customers’ revenues were down in 2010 resulting in lower bread sales.

The loss from restaurant operations increased $37,771 (59.19%) from $63,814 for the three months ended March 31, 2009 to $101,585 for the three months ended March, 2010.  The increased loss resulted from a decrease in revenue offset by a savings in cost of sales and labor.

The loss from bakery operations increased $6,716 (30.84%) from $21,778 for the three months ended March 31, 2009 to $28,494 for the three months ended March 31, 2010.  The increased loss resulted from a decrease in revenue offset by a savings in cost of sales and labor.

Franchise fees and royalty revenue increased $49,479 (16.22%) from $304,975 for the three months ended March 31, 2009 to $354,454 in 2010.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Two Spicy Pickle restaurants for which we collected fees were opened and no agreements were terminated or transferred during the three-month period ending March 31, 2010 and we recognized fees of $60,000.  One new Spicy Pickle restaurant was opened, one agreement was transferred and none were terminated during the three months ended March 21, 2009.  We recognized fees of $20,000.  We recognized no fees for the Bread Garden Urban Café restaurants for the three months ended March 31, 2010 and we recognized a transfer fee of $6,034 for the three months ended March 31, 2009.  We received $9,000 in deferred franchise fees which represented the balance of an amount due for the purchase of a multiple unit in the three months ended March 31, 2010 as compared to $45,000 which represented the sale of a new franchise for the three months ended March 31, 2009.  Royalty fees increased $21,544 (10.15%) from $212,246 for the three-month period ended March 31, 2009 to $233,790 for the three months ended March 31, 2010.  The increase is due primarily to an increase in the number of franchised restaurants offset by an overall decline in system wide revenues.

The economic downturn which began in 2008 and continued through the first quarter of 2010 had a negative effect on our business.  In response to the economy in late 2008 we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of full time employees from 17 at March 31, 2009 to 12 at March 31, 2010.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three-month period ended March 31, 2010 and compared to the three-month period ended March 31, 2009.

	2010	2009	Difference
Personnel cost	$513,312	$407,063	$106,249
Stock options	129,879	12,259	117,620
Professional fees	96,270	78,532	17,738
Rent	47,610	49,897	(2,287)
Marketing, advertising, promotion	59,647	9,110	50,537
Travel and entertainment	36,710	42,494	(5,784)
Investor relations	15,730	5,287	10,443
MIS	7,133	26,637	(19,504)
Other general and administrative expenses	119,252	64,207	55,045
Total general and administrative expenses	$1,025,543	$695,486	$330,057

General and administrative expenses increased $330,057 (47.46%) from $695,486 for the three-month period ended March 31, 2009 to $1,025,543 for the three-month period ended March 31, 2010.

Our most significant expense continues to be personnel costs.  The number of full time employees was reduced from 17 at March 31, 2009 to 12 at March 31, 2010.  However, personnel cost increased $106,249 (26.1%) from $407,063 for the three months ended March 31, 2009 to $513,312 for the three months ended March 31, 2010, primarily as a result of issuing 1,500,000 shares of our common stock to two officers of the company.  The shares were accounted for at the trading price, $0.11, at the date of issuance.  We recorded an expense of $165,000.  The reduction in the number of employees resulted in a decrease in personnel cost of $58,751 which offset the increase.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $117,620 (959%) from $12,259 for the three months ended March 31, 2009 to $129,879 for the three months ended March 31, 2010.  We granted 1,000,000 options to each of two new members of our Board of Directors. All of the employee options are fully vested at March 31, 2010.

Professional fees increased $17,738 (22.59%) from $78,532 for the three-month period ended March 31, 2009 to $96,270 for the three-month period ended March 31, 2010.  The increase is primarily due to increased audit fees.

Rent expense decreased $2,287 (4.58%) from $49,897 for the three months ended March 31, 2009 to $47,610 for the three months ended March 31, 2010.  The decrease resulted from subletting a portion of our office space offset by expected rent rate increases.

Travel and entertainment decreased $5,784 (13.61%) from $42,494 for the three months ended March 31, 2009 to $36,710 for the three months ended March 31, 2010.  The decrease was due to less travel related to our operations department in visiting franchised location to perform onsite evaluations.  We anticipate that travel expenses will go up in future periods as we make more visits to our franchised locations.

Investor relations increased $10,443 (197.52%) from $5,287 for the three months ended March 31, 2009 to $15,730 for the three months ended March 31, 2010.  In 2009 we reduced the amount of time spent on investor relations. In 2010 we intentionally increased our attention to investor relations in order for the public to become more aware of what was happening in our company.

MIS decreased $19,504 (73.22%) from $26,637 for the three months ended March 31, 2009 to $7,133 for the three months ended March 31, 2010.  The decrease was due primarily as a result of mature systems, and reducing the third party support of our systems.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $86,474 and $92,548 for the three months ended March 31, 2010 and 2009.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $146,121 and $101,658 for the three months ended March 31, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts reflected as advertising costs in the financial statements were $59,647 and $9,110 for the three months ended March 31, 2010 and 2009, respectively.

Other general and administrative expenses increased $55,045 (85.73%) from $64,207 for the three months ended March 31, 2009 to $119,252 for the three months ended March 31, 2010.  The increase resulted primarily from overriding royalty payments of $37,902 made in connection with our Bread Garden Urban Café operation.

The loss from operations was $828,935 for the three months ended March 31, 2010 as compared to $484,791 for the three months ended March 31, 2009. The increase in the loss from operations of $344,144 (70.99%) was primarily due to non-cash equity based compensation charged to personnel costs and stock option expense and the overriding royalty at Bread Garden.  Other expense which represents interest cost was $35,464 for the three months ended March 31, 2010 as compared to an expense of $14,549 for the three months ended March 31, 2009. The net loss for the three months ended March 31, 2010 was $864,399 compared to a net loss of $499,340 for the three months ended March 31, 2009, an increased loss of $365,059 (73.11%).

Liquidity and Capital Resources

At March 31, 2010, we had a working capital deficit of $843,311, as compared to working capital of $80,064 at December 31, 2009.  Of the working capital deficit at March 31, 2010, $610,500 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to certain debt maturing in 2011.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at March 31, 2010 was $610,500, a decrease of $51,000 compared to December 31, 2009. Although not recorded as revenue, any payments received will provide working capital.

At March 31, 2010 we had contractual obligations for operating leases of $2,251,411, of which $339,492 is due by December 31, 2010.

The current portion of our long term debt is $473,000 which is due and payable in 2011 and we have long-term debt in the amount of $817,252 which is due and payable in 2012.

As of March 31, 2010, our aggregate minimum requirements under non-cancelable leases are as follows:

2010	$339,492
2011	391,701
2012	348,294
2013	274,826
2014	263,783
Later years	633,315
$2,251,411

Summary – March 31, 2010

The difficult economic conditions of 2008 and 2009 resulted in us not selling as many new franchises as we initially projected and reduced system wide revenue which results in lower revenue to us.  The extent of the recession was not clear until the third or fourth quarter of 2008.  We reacted to the downturn as soon as it became apparent that it would not correct itself in the short term.  Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the speed with which the U.S. economy recovers from the recession, the availability of financing for existing and potential franchisees to open new restaurants, our future performance and our ability to successfully implement our stated business and growth strategies.  Many of these factors are beyond our control. If our working capital is insufficient to fund the implementation of our business plan we will be required to seek additional financing sooner than currently anticipated in order to proceed with our business goals.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  In the past we have issued common stock to our consultants and professional services providers in lieu of cash payments for these services. We may continue this practice to conserve our cash to pay for operations, product development and inventory.

Subsequent to March 31, 2010 we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Note is convertible into our common stock at $0.105 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  We believe that the terms of the note are arms length.

At the same time as the above, the holders of the Convertible Note described in Note 5 to the March 31, 2010 financial statements have agreed to extend the due date of their Convertible Note to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

Off-Balance Sheet Arrangements

At March 31, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010 we issued 1,500,000 shares of common stock to two officers of the company as an inducement to reduce their salaries in 2010.  The shares were valued at $165,000

No underwriter was used in these transactions.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business.  Restrictive legends were placed on the certificates evidencing the securities issued in the transactions.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

On May 10, 2010 we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Note is convertible into our common stock at $0.105 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  We believe that the terms of the note are arms length.

At the same time as the above, the holders of an existing Convertible Note have agreed to extend the due date of their Convertible Note to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

Item 6.         Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (5)
4.3	Form of warrant to be issued to private placement investors (6)
10.1	Employment Agreement – Marc Geman (3)
10.2	Employment Agreement – Anthony Walker (3)
10.3	Employment Agreement – Kevin Morrison (3)
10.4	2006 Stock Option Plan (3)
10.5	Promissory Note to Spicy Pickle, LLC (3)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (7)
10.7	Form of Warrant (8)
10.8	Registration Rights Agreement dated as of December 14, 2007 (9)
10.9	Lock-Up Agreement of Marc Geman (10)
10.10	Form of Lock-Up Agreement executed by other officers and directors (11)
10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (12)
10.12	Amendment, Redemption and Conversion Agreement (13)
10.13	Agreement with Midtown Partners & Co, LLC and assigns (14)
10.14	2009 Stock Option Plan (15)
10.15	2009 Restricted Stock Plan (15)
10.16	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (16)
10.17	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (16)
10.18	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (16)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (16)
32.1	Section 1350 Certification of Chief Executive Officer (16)
32.2	Section 1350 Certification of Chief Financial Officer (16)
_______________
(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.

(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(11)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(14)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(15)	Incorporated by reference to the exhibits of the same number to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(16)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

May 13, 2010           By:     /s/ Mark Laramie
Mark Laramie
Chief Executive Officer

May 13, 2010          By:      /s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (4)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (5)
4.3	Form of warrant to be issued to private placement investors (6)
10.1	Employment Agreement – Marc Geman (3)
10.2	Employment Agreement – Anthony Walker (3)
10.3	Employment Agreement – Kevin Morrison (3)
10.4	2006 Stock Option Plan (3)
10.5	Promissory Note to Spicy Pickle, LLC (3)
10.6	Securities Purchase Agreement dated as of December 14, 2007 (7)
10.7	Form of Warrant (8)
10.8	Registration Rights Agreement dated as of December 14, 2007 (9)
10.9	Lock-Up Agreement of Marc Geman (10)
10.10	Form of Lock-Up Agreement executed by other officers and directors (11)
10.11	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (12)
10.12	Amendment, Redemption and Conversion Agreement (13)
10.13	Agreement with Midtown Partners & Co, LLC and assigns (14)
10.14	2009 Stock Option Plan (15)
10.15	2009 Restricted Stock Plan (15)
10.16	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (16)
10.17	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (16)
10.18	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (16)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (16)
32.1	Section 1350 Certification of Chief Executive Officer (16)
32.2	Section 1350 Certification of Chief Financial Officer (16)
________________
(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.

(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(4)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(5)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(11)	Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on December 27, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(14)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(15)	Incorporated by reference to the exhibits of the same number to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(16)	Filed herewith.