Form 10-Q
period 2010-06-30
SPICY PICKLE FRANCHISING INC
filed 2010-08-12
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2010 there were 82,494,274 shares of common stock outstanding.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$461,113	$809,790
Accounts receivable, trade	266,705	193,138
Inventory	31,101	30,828
Prepaid expenses and other current assets	324,907	254,667
	1,083,826	1,288,423
Property and equipment, net of accumulated depreciation	1,430,007	1,583,729
Other assets:
Deposits and other assets	112,152	140,853
Goodwill	1,597,461	1,597,461
Other intangible assets	1,184,592	1,228,728
Total other assets	2,894,205	2,967,042
Total assets	$5,408,038	$5,839,194

Liabilities and equity
Current liabilities:
Current portion of long term debt	$451,307	$30,000
Accounts payable	325,814	329,871
Accrued expenses and compensation	169,988	118,467
Deferred franchise revenue	440,500	661,500
Dividends accrued	68,521	68,521
Total current liabilities	1,456,130	1,208,359
Long-term debt	-	467,000
Notes payable related parties	1,210,605	676,927
Deferred rent expense	140,079	143,401

Commitments and contingencies	-	-

Equity
Spicy Pickle Franchising Inc. stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 82,494,274 and 80,994,274 shares issued
and outstanding in 2010 and 2009, respectively	82,494	80,994
Additional paid in capital	17,079,523	16,782,258
Fair value of common stock warrants	628,010	628,010
Accumulated (deficit)	(15,224,432)	(14,194,039)
Accumulated comprehensive (loss)	(16,326)	(5,671)
Total Spicy Pickle Franchising, Inc. stockholders' equity	2,549,269	3,291,552
Non controlling interest	51,955	51,955
Total equity	2,601,224	3,343,507
Total liabilities and equity	$5,408,038	$5,839,194

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For The Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Restaurant and bakery sales	$674,063	$730,445	$1,292,760	$1,429,065
Franchise fees and royalties	541,378	493,413	895,832	798,388
Total revenues	1,215,441	1,223,858	2,188,592	2,227,453

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	239,179	240,440	452,851	470,641
Labor	229,480	296,895	489,868	596,856
Occupancy	114,548	102,758	227,624	206,770
Depreciation	85,471	69,731	154,572	141,789
Other operating costs	114,044	83,945	206,583	161,925
Total restaurant and bakery operating costs	782,722	793,769	1,531,498	1,577,981

Franchise and general:
General and administrative	581,047	652,503	1,542,363	1,347,989
Depreciation	27,596	8,623	55,363	17,311
Total franchise and general	608,643	661,126	1,597,726	1,365,300
Total operating costs and expenses	1,391,365	1,454,895	3,129,224	2,943,281

(Loss) from operations	(175,924)	(231,037)	(940,632)	(715,828)

Other income (expense):
Interest income (expense)	(54,296)	(16,820)	(89,760)	(31,369)
Other income (expense)	-	(894)	-	(894)
Total other income (expense):	(54,296)	(17,714)	(89,760)	(32,263)

Net (loss)	(230,220)	(248,751)	(1,030,392)	(748,091)

Dividends on preferred stock	-	(68,943)	-	(137,887)
Net (loss) attributable to common shareholders	(230,220)	(317,694)	(1,030,392)	(885,978)

Other comprehensive income (loss):
Foreign currency translation (loss)	(10,688)	(12,205)	(10,655)	(32,571)

Comprehensive (loss)	$(240,908)	$(329,899)	$(1,041,047)	$(918,549)

Per share information - basic and fully diluted:

Weighted average shares outstanding	82,494,274	54,387,357	82,494,274	54,378,422

Net (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Net cash (used in) operating activities	$(771,252)	$(568,413)

Cash flows from investing activities:
Purchase of property and equipment	(11,980)	-
Net cash (used in) investing activities	(11,980)	-

Cash flows from financing activities:
Proceeds from note payable to related parties	500,000	500,000
Proceeds from notes payable	9,000	-
Repayment of notes payable	(63,692)	(21,000)
Net cash provided by financing activities	445,308	479,000

Effect of foreign exchange rate changes	(10,753)	(34,916)

Net (decrease) in cash and cash equivalents	(348,677)	(124,329)
Cash and cash equivalents, beginning of period	809,790	287,482
Cash and cash equivalents, end of period	$461,113	$163,513

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$17,130	$33,280

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation of Interim Period

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Spicy Pickle Franchising, Inc. including its subsidiaries.  The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. at June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Recent Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the “Codification”, “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

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

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the three-month and six month periods ended June 30, 2010 and 2009, and accordingly, any outstanding equivalents would be anti-dilutive.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following at June 30, 2010 and December 31, 2009:
	2010	2009
Goodwill:
Related to franchise operation (Bread Garden)	$1,276,882	$1,276,882
Related to restaurant operations	320,579	320,579
Total goodwill	$1,597,461	$1,597,461

Other intangibles
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements, net of amortization	838,592	882,728
Reacquired franchise agreements	55,000	55,000
Total other intangibles	$1,184,592	$1,228,728

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life. Acquired franchise agreements represent franchise agreements between Bread Garden, the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants and have an indefinite life.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.

Amortization expenses related to acquired franchise agreements was $22,068 and $22,068 for the three months ended June 30, 2010 and 2009, respectively, and $44,136 and $44,136 for the six months ended June 30, 2010 and 2009, respectively.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Management’s estimates of new franchisees.
•	Trends in the real estate markets.

At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles as related to the Bread Garden franchise operations was in excess of 150% of the carrying value.

In making an estimate of future cash flow as they relate to our restaurant operations, we considered the following items:
•	The economic forecast in United States.
•	Industry forecast for the restaurant industry in United States with emphasis on the quick serve segment.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Changes to our menu and introduction of a new day part in our restaurants.

At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles as related to the restaurant operations was in excess of 150% of the carrying value.

We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.

4.  Fair Value

Effective January 1, 2008, we adopted ASC Topic 825, Financial Instruments (“ASC 825”).  ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, we adopted the provisions of ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

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
Long-term debt

At June 30, 2010 and December 31, 2009 the carrying amount of financial instruments approximated the fair value of those instruments.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Related Party Transactions

In December 2008, two members of our Board of Directors granted us a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain of our assets.  During 2009 the amount of the line was increased to $800,000.  Interest expense for the three months ended June 30, 2010 and 2009 was $25,420 and $3,070, respectively, and for the six months ended June 30, 2010 and 2009 was $50,840 and $5,955, respectively.  At June 30, 2010, the interest rate on the borrowings was 4.25%.

During 2009, the line of credit was renegotiated and the outstanding principal and accrued interest totaling, $817,252, was converted to a convertible promissory note (“Convertible Note”).  The Convertible Note is due January 31, 2012, bears interest at the same rate that the line of credit did, one percent above the prime rate.  The due date was subsequently changed to May 1, 2013 (see below).  Interest is payable semi-annually.  The holders of the Convertible Note may convert any amount of the principal and accrued interest due into our par value $.001 common stock (“Common Stock”) at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

The conversion feature in the Convertible Note is considered to be a beneficial conversion feature.  We have accounted for the beneficial conversion feature in accordance with ASC Topic 470, Liabilities.  We accounted for a portion of the proceeds, $157,164, from the Convertible Note which related to the intrinsic value of the beneficial conversion feature by allocating that amount to additional paid in capital.  The following summarizes the carrying amount of the Convertible Note at June 30, 2010:

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital	(106,647)
Note payable to related parties	$710,605

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the Convertible Note in such a way as to result in a constant rate of interest.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate at June 30, 2010, the effective interest rate on the borrowings was 12.438%.

During the three months ended June 30, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  We believe that the terms of the note are arms length.  Interest expense recognized on the note was $6,250 for the three and six month periods ended June 30, 2010.  As of June 30, 2010 we have drawn down $500,000 of the loan and have $1,500,000 available.

At the same time as the above, the holders of the Convertible Note described above have agreed to extend the due date of their Convertible Note to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets during the year ended December 31, 2008.  The notes bear interest at the rate of 10% per annum payable monthly.  The balance of the notes is due and payable in March 2011.

7.  Stockholders’ Equity

During the six months ended June 30, 2010 we issued 1,500,000 shares of our common stock to two officers (related parties).  The stock was issued as consideration for the reduction of salaries.  The stock was valued at the trading price, $0.11 per share, at the date of grant, January 26, 2010.  We recognized $165,000 as compensation expense for the six months ended June 30, 2010 and no compensation expense was recognized for the three months ended June 30, 2010.

8. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2010, the estimated effective tax rate for the year will be zero.

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

There were no options granted under the 2006 Plan during the three-month and six month periods ended June 30, 2010 and 2009.

A summary of stock option activity under the 2006 Plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	6,790,000	$0.20	3.38	$ 98,317
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2010	6,790,000	$0.20	2.89	$ 98,317
Exercisable June 30, 2010	6,790,000	$0.20	2.89	$ 98,317

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2009, our Board of Directors adopted the 2009 Stock Option Plan (“2009 Plan”).  The 2009 Plan, as amended by the Board of Directors, provides for the grant of up to 13,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  There were grants for 2,000,000 shares made during the six months ended June 30, 2010 and no grants during the three month period ended June 30, 2010.

A summary of stock option activity under the 2009 Plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	-	-		$ -
Granted	2,000,000	$0.16	5
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2010	2,000,000	$0.16	4.8	$ 129,879
Exercisable June 30, 2010	2,000,000	$0.16	4.8	$ 129,879

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in either the 2006 Plan or the 2009 Plan.  A summary of stock option activity to those employees is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	1,200,000	$0.20	4.16	$ 19,561
Granted
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2010	1,200,000	$0.20	3.66	$ 19,561
Exercisable June 30, 2010	1,125,000	$0.20	3.66	$ 18,338

Stock-based compensation expense accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) related to employee stock options for the three-month periods ended June 30, 2010 and 2009 was $3,886 and ($7,823) respectively, and for the six months ended June 30, 2010 and 2009 was $133,765 and $4,437, respectively, and as discussed in Note 7, $165,000 for shares issued to employees in consideration of salary reductions in 2010.

10. Business Segment information

We operate in three business segments.  Our Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended June 30, 2010, and 2009 include the operating activities of seven company-owned restaurants through April 2010 and six company-own restaurants in May and June 2010.

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

There were no differences in the basis of measurement of segment profit or loss between these financial statements and the financial statements for the year ended December 31, 2009.  There have been no material changes in segment assets since December 31, 2009.  Segment information related to the Company's three business segments follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Company restaurants operations	$617,440	$649,335	$1,180,530	$1,266,473
Company bakery operations	56,623	81,110	112,230	162,592
Franchise operations	541,378	493,413	895,832	798,388
Total Revenues	$1,215,441	$1,223,858	$2,188,592	$2,227,453
Segment profit (loss): Company restaurants operations	$(103,321)	$(76,507)	$(228,972)	$(147,296)
Company bakery operations	(5,338)	13,183	(9,766)	(1,620)
Franchise operations	(67,265)	(167,713)	(701,894)	(566,912)
Total segment (loss)	(175,924)	(231,037)	(940,632)	(715,828)
Interest income (expense)	(54,296)	(16,820)	(89,760)	(31,369)
Other expense	-	(894)	-	(894)
Net loss	$(230,220)	$(248,751)	$(1,030,392)	$(748,091)

11. Subsequent Events

We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements except as follows.

On August 3, 2010 we entered into an Executive Employment Agreement with our Chief Executive Officer (“Agreement”).  Pursuant to the Agreement the Chief Executive Officer will receive a base salary of $225,000 per annum, will be issued 3,000,000 restricted common shares of the registrant, with the shares to vest immediately, and option to purchase 3,000,000 shares of the registrants common stock.  The option will be exercisable at a price of $0.06 per share, the closing price of the stock on the date of grant.  The options will vest (i) 1,000,000 options on April 12, 2011 and (ii) 2,000,000 options on April 12, 2012.  The options have a term of 5 years and will expire on August 3, 2015.

In accordance with the provisions of ASC 718, in future periods we will expense $180,000, the value of the shares issued based on the trading value at the date of the contract.  In addition, approximately $55,000 will be expenses over the vesting period for the value of the options calculated using the Black-Sholes option-pricing model.

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

Overview

Our business is the franchise and operation of Spicy Pickle and Bread Garden Urban Café restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our staff are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 10 states in the United States.  Bread Garden Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our Bread Garden Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  Bread Garden Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.

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

As of June 30, 2010, we had 27 franchised Spicy Pickle restaurants and six company-owned Spicy Pickle restaurants opened.  One of our company owned restaurants was closed in May 2010 and we are looking for the appropriate real estate to relocate it.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants.  As a result of the recent economic slowdown a number of our franchisees that had agreements for multiple restaurants failed to meet their commitments.  We are evaluating all of our agreements and where the franchisee cannot meet the obligation of their build out schedule we are terminating their agreements for future restaurants.  In the three months ended June 30, 2010, we recorded revenue of $175,000 which represented 15 future units.  As of June 30, 2010, we still had agreements with franchisees to open 42 additional restaurants under the Spicy Pickle Brand.  We will continue to monitor the franchisee’s ability to meet their build out schedule and terminate those agreements that are in violation of their terms and will not meet their commitment.  Based on current franchise agreements and construction schedules, we believe there will be approximately 32 Spicy Pickle, franchisee-owned and operated restaurants and at least six company-operated restaurants open by the end of 2010.  The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company owned restaurants.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our Spicy Pickle restaurant locations, by state, (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of June 30, 2010, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Colorado	16
Texas	4	1	1
California	3
Nevada	3	1
Illinois	2
Arizona	1
Mississippi	1
Ohio	1
Oklahoma	1
Oregon	1
	33	2	1

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

All of our Bread Garden Urban Cafés are located in British Columbia, Canada.  There are 18 units operating and four under construction as of June 30, 2010.  A test unit is operating in Brisbane, Australia.

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

Our ability to fund our operations will depend on the length of time for the economy to improve, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  However, realization of a significant portion of the assets on the balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, the additional capital raised through a placement of our securities or our ability to borrow sufficient funds for working capital purposes.

During the three months  ended June 30, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  We believe that the terms of the note are arm’s length.  As of June 30, 2010 we have drawn down $500,000 of the loan and have $1,500,000 available.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Based on our analysis, no impairment charges were recognized for the six months ended June 30, 2010.

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

Revenue Recognition
Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Initial franchise fees for Spicy Pickle restaurants is $45,000 and the fee for Bread Garden Urban Café restaurants is Canadian dollars (“CN$”) 50,000.  In certain instances we charge a transfer fee when an existing restaurant is transferred to a new franchisee.  These fees are less than the full fee charged.  Franchise fees recognized were $175,000 and $186,017 for the three months ended June 30, 2010 and 2009, respectively, and $235,000 and $212,050 for the six months ended June 30, 2010 and 2009, respectively.

Royalty Fees - Pursuant to the franchise agreements of both our Spicy Pickle and Bread Garden Urban Café brands, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $253,970 and $231,380 for the three months ended June 30, 2010 and 2009, respectively and $487,760 and $443,626 for the six months ended June 30, 2010 and 2009, respectively.

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

Rebates - We receive rebates from certain purveyors that supply products to our franchisees, these rebates are included in Franchise Fees and Royalties on the statement of operations. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $112,408 and $76,016, for the three months ended June 30, 2010 and 2009, respectively, and $173,072 and $142,712 for the six months ended June 30, 2010 and 2009, respectively.

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

Advertising Costs
Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $97,178 and $93,772 for the three months ended June 30, 2010 and 2009, and $183,652 and $186,320 for the six months ended June 30, 2010 and 2009, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $95,762 and $75,260 for the three months ended June 30, 2010 and 2009, respectively, and $185,860 and $130,596 for the six months ended June 30, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts reflected as advertising costs in the financial statements was $2,208 for the six months ended June 30, 2010.  There were no amounts reflected as advertising costs for the three months ended June 30, 2010 and the three and six months ended June 30, 2009.

Rent Expense
We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases.  In addition, certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing on a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in our determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period.

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

The weighted average fair value of options granted during the six months ended June 30, 2010 of $0.06 was estimated on the grant date using the Black-Scholes model with the following weighted average assumptions: expected volatility of 41.22%, expected term of 5 years, risk-free interest rate of 2.37% and no expected dividend yield.  There were no options granted during the three months ended June 30, 2010 nor were there any options granted during the six months ended June 30, 2009.

Stock-based compensation expense accounted for in accordance with ASC 718 related to employee stock options for the three-month periods ended June 30, 2010 and 2009 was $3,886 and $(7,822), respectively and $133,765 and $4,437 for the six months ended June 30, 2010 and 2009, respectively, and $165,000 for shares issued to employees in consideration of salary reductions in 2010 for the six months ended June 30, 2010.

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

Results of Operations

Operating Statistics

The following analysis shows operating statistics for the three months ended June 30, 2010 and 2009:
	2010		2009
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$617,440	50.80%	$649,335	53.05%
Bakery sales	56,623	4.66%	81,110	6.63%
Franchise fees and royalties	541,378	44.54%	493,413	40.32%
Total revenue	$1,215,441	100.00%	$1,223,858	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$222,862	36.09%	$219,839	33.86%
Labor	205,838	33.34%	273,330	42.09%
Occupancy	109,314	17.70%	99,313	15.29%
Depreciation	76,132	12.33%	59,530	9.17%
Other operating cost	106,615	17.27%	73,830	11.37%
Total restaurant operating expenses	$720,761	116.73%	$725,842	111.78%

Bakery:		As a Percentage of Bakery Sales		As a Percentage of Bakery Sales
Cost of sales	$16,317	28.82%	$20,061	25.40%
Labor	23,642	41.75%	23,565	29.05%
Occupancy	5,234	9.24%	3,445	4.25%
Depreciation	9,339	16.49%	10,201	12.58%
Other operating cost	7,429	13.12%	10,115	12.47%
Total bakery operating expenses	$61,961	109.42%	$67,927	83.75%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$581,047	107.33%	$652,503	132.24%
Depreciation	27,596	5.10%	8,623	1.75%
Total franchise and general expenses	$608,643	112.43%	$661,126	133.99%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,391,365	114.47%	$1,454,895	118.88%

(Loss) from operations	(175,924)	(14.47)%	(231,037)	(18.88)%

Other income and (expense):
Net interest (expense)	(54,296)	(4.47)%	(16,820)	(1.37)%
Other (expense)	-	-	(894)	(0.07)%
Total other income and (expense)	(54,296)	(4.47)%	(17,714)	(1.44)%

Net (loss)	$(230,220)	(18.94)%	$(248,751)	(20.33)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the three months ended June 30, 2010, total revenue decreased $8,417 (0.69%) from $1,223,858 for the three months ended June 30, 2009 to $1,215,441 for the same period in 2010.  For the three months ended June 30, 2010, restaurant sales decreased by $31,895 (4.91%) from $649,335 in 2009 to $617,440 in 2010.  The decrease in restaurant revenue was principally due to changes in economic conditions and the closure of one restaurant in May 2010.

For the three months ended June 30, 2010, bakery sales decreased by $24,487 (30.19%) from $81,110 in 2009 to $56,623 in 2010.  We had fewer customers, both franchise and our restaurants, in 2010 than we did in 2009.  In addition our customers’ revenues were down in 2010 resulting in lower bread sales.

The loss from restaurant operations increased $26,814 (35.05%) from $76,507 for the three months ended June 30, 2009 to $103,321 for the three months ended June 30, 2010.  The increased loss resulted from a decrease in revenue and the effect of closing one restaurant.

The loss from bakery operations increased $18,521 (140.49%) from income of $13,183 for the three months ended June 30, 2009 to a loss of $5,338 for the three months ended June 30, 2010.  The increased loss resulted from a decrease in revenue selling to fewer customers.

Franchise fees and royalty revenue increased $47,965 (9.72%) from $493,413 for the three months ended June 30, 2009 to $541,378 in 2010.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  No Spicy Pickle restaurants for which we collected fees were opened and 15 agreements were terminated during the three-month period ended June 30, 2010 and we recognized fees of $175,000.  Two new Spicy Pickle restaurants were opened and one agreement was terminated during the three months ended June 30, 2009.  We recognized fees of $186,017 for the three months ended June 30, 2009.  We recognized no fees for the Bread Garden Urban Café restaurants for the three months ended June 30, 2010.  Deferred franchise fees collected but not recognized as revenue during the three months ended June 30, 2010 was $5,000 as compared to $55,000 in the three months ended June 30, 2009.  Royalty fees increased $22,590 (9.76%) from $231,380 for the three months ended June 30, 2009 to $253,970 for the three months ended June 30, 2010.  The increase is due primarily to an increase in the number of franchised restaurants, primarily Bread Garden, offset by an overall decline in system wide revenues.  Rebates related to franchisees increased $36,392 (47.87%) from $76,016 for the three months ended June 30, 2009 to $112,408 for the three months ended June 30, 2010.  The increase is due primarily to an increase in the number of franchised restaurants, primarily Bread Garden, offset by an overall decline in system wide revenues.

The economic downturn which began in 2008 and continued through the first half of 2010 had a negative effect on our business.  In response to the economy in late 2008 we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of full time employees from a high of 28 in 2008 to 14 at June 30, 2009 with a further reduction to 12 at June 30, 2010.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three months ended June 30, 2010 and compared to the three months ended June 30, 2009.

	2010	2009	Difference
Personnel cost	$374,245	$400,285	$(26,040)
Rent	44,048	49,551	(5,503)
Travel and entertainment	42,347	46,308	(3,961)
Professional fees	39,901	68,238	(28,337)
Investor relations	13,386	4,412	8,974
Stock options	3,886	(7,822)	11,708
Other general and administrative expenses	63,234	91,531	(28,297)
Total general and administrative expenses	$581,047	$652,503	$(71,456)

General and administrative expenses decreased $71,456 (10.95%) from $652,503 for the three-month period ended June 30, 2009 to $581,047 for the three-month period ended June 30, 2010.

Our most significant expense continues to be personnel costs.  The number of full time employees was reduced from 14 at June 30, 2009 to 12 at June 30, 2010.  Personnel cost decreased $26,040 (6.51%) from $400,285 for the three months ended June 30, 2009 to $374,245 for the three months ended June 30, 2010.  The decrease results from fewer employees offset by severance payments to employees.  We intend to closely monitor our personnel cost and we will attempt to outsource personnel as need rather than employ full time personnel.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $97,178 and $93,772 for the three months ended June 30, 2010 and 2009, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $95,762 and $75,260 for the three months ended June 30, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  There were no amounts reflected as advertising costs for the three months ended June 30, 2010 and 2009.

Rent expense decreased $5,503 (11.11%) from $49,551 for the three months ended June 30, 2009 to $44,048 for the three months ended June 30, 2010.  The decrease resulted from subletting a portion of our office space offset by expected rent rate increases.

Travel and entertainment decreased $3,961 (8.55%) from $46,308 for the three months ended June 30, 2009 to $42,347 for the three months ended June 30, 2010.  The decrease was due to less travel related to our operations department in visiting franchised location to perform onsite evaluations.  We anticipate that travel expenses will go up in future periods as we make more visits to our franchised locations.

Professional fees decreased $28,337 (41.53%) from $68,238 for the three-month period ended June 30, 2009 to $39,901 for the three-month period ended June 30, 2010.  The decrease is primarily due to timing of expenses.  The decrease for the six months ended June 30, 2010 was less significant.

Investor relations increased $8,974 (203.4%) from $4,412 for the three months ended June 30, 2009 to $13,386 for the three months ended June 30, 2010.  In 2009 we reduced the amount of time spent on investor relations. In 2010 we intentionally increased our attention to investor relations in order for the public to become more aware of what was happening in our company.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $11,708 (149.7%) from $(7,822) for the three months ended June 30, 2009 to $3,886 for the three months ended June 30, 2010.  There were no options granted during the three month periods ended June 30, 2010 and 2009.  All of the employee options are fully vested at March 31, 2010.

Other general and administrative expenses decreased $28,297 (30.92%) from $91,531 for the three months ended June 30, 2009 to $63,234 for the three months ended June 30, 2010.  The decrease resulted from a variety of different items none of which is significant.

The loss from operations was $175,924 for the three months ended June 30, 2010 as compared to $231,037 for the three months ended June 30, 2009. The decrease in the loss from operations of $55,113 (23.85%) was primarily due over all cost cutting measures.  Other expense which represents interest cost was $54,296 for the three months ended June 30, 2010 as compared to an expense of $16,820 for the three months ended June 30, 2009.  The increase in interest costs is primarily due to borrowing of $500,000 against our line of credit in the three months  ended June 30, 2010.  The net loss for the three months ended June 30, 2010 was $230,220 compared to a net loss of $248,751 for the three months ended June 30, 2009, a decreased loss of $18,531 (7.45%).

The following analysis shows operating statistics for the six months ended June 30, 2010 and 2009:
	2010		2009
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$1,180,530	53.94%	$1,266,473	56.87%
Bakery sales	112,230	5.13%	162,592	7.30%
Franchise fees and royalties	895,832	40.93%	798,388	35.84%
Total revenue	$2,188,592	100.00%	$2,227,453	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$422,705	35.81%	$428,967	33.87%
Labor	443,342	37.55%	526,171	41.55%
Occupancy	216,741	18.36%	196,909	15.55%
Depreciation	135,894	11.51%	121,387	9.58%
Other operating cost	190,502	16.16%	140,335	11.08%
Total restaurant operating expenses	$1,409,502	119.39%	$1,413,769	111.63%

Bakery:		As a Percentage of Bakery Sales		As a Percentage of Bakery Sales
Cost of sales	$30,145	26.86%	$41,674	25.63%
Labor	46,526	41.46%	70,685	43.47%
Occupancy	10,884	9.70%	9,861	6.06%
Depreciation	18,678	16.64%	20,402	12.55%
Other operating cost	15,763	14.05%	21,590	13.28%
Total bakery operating expenses	$121,996	109.42%	$164,212	100.99%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,542,363	172.17%	$1,347,989	168.84%
Depreciation	55,363	6.18%	17,311	2.17%
Total franchise and general expenses	$1,597,726	178.35%	$1,365,300	171.01%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$3,129,224	142.98%	$2,943,281	132.14%

(Loss) from operations	(940,632)	(42.98)%	(715,828)	(32.14)%

Other income and (expense):
Net interest (expense)	(89,760)	(4.10)%	(31,369)	(1.41)%
Other (expense)	-	-	(894)	(0.04)%
Total other income and (expense)	(89,760)	(4.10)%	(32,263)	(1.45)%
Net (loss)	$(1,030,392)	(47.08)%	$(748,091)	(35.59)%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the six months ended June 30, 2010, total revenue decreased $38,861 (1.74%) from $2,227,453 for the six months ended June 30, 2009 to $2,188,592 for the same period in 2010.  For the six months ended June 30, 2010, restaurant sales decreased by $85,943 (6.79%) from $1,266,473 in 2009 to $1,180,530 in 2010.  The decrease in restaurant revenue was principally due to changes in economic conditions and the closure of one company owned restaurant in May 2010.

For the six months ended June 30, 2010, bakery sales decreased by $50,362 (30.97%) from $162,592 in 2009 to $112,230 in 2010.  We had fewer customers, both franchise and our restaurants, in 2010 than we did in 2009.  In addition our customers’ revenues were down in 2010 resulting in lower bread sales.

The loss from restaurant operations increased $81,676 (55.45%) from $147,296 for the six months ended June 30, 2009 to $228,972 for the six months ended June 30, 2010.  The increased loss resulted from a decrease in revenue and the effect of closing one restaurant in 2010.

The loss from bakery operations increased $8,146 (502.8%) from $1,620 for the six months ended June 30, 2009 to $9,766 for the six months ended June 30, 2010.  The increased loss resulted from a decrease in revenue.

Franchise fees and royalty revenue increased $97,444 (12.21%) from $798,388 for the six months ended June 30, 2009 to $895,832 in 2010.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Two Spicy Pickle restaurants for which we collected fees were opened and 15 agreements were terminated or transferred during the six months ending June 30, 2010 and we recognized fees of $235,000.  Three new Spicy Pickle restaurants were opened and three agreements were terminated during the six months ended June 30, 2009.  We recognized fees of $205,000 for the six months ended June 30, 2009.  We recognized no fees for the Bread Garden Urban Café restaurants for the six months ended June 30, 2010 and we recognized a transfer fee of $7,050 for the six months ended June 30, 2009.  Deferred franchise fees collected but not recognized as revenue during the six months ended June 30, 2010 was $5,000 as compared to $55,000 in the six months ended June 30, 2009.  Royalty fees increased $44,134 (9.95%) from $443,626 for the six months ended June 30, 2009 to $487,760 for the six months ended June 30, 2010.  The increase is due primarily to an increase in the number of franchised Bread Garden Urban Café restaurants.  Rebates related to franchisees increased $30,360 (21.27%) from $142,712 for the six months ended June 30, 2009 to $173,072 for the six months ended June 30, 2010.  The increase is due primarily to an increase in the number of franchised restaurants, primarily Bread Garden, offset by an overall decline in system wide revenues.

The economic downturn which began in 2008 and continued through the first half of 2010 had a negative effect on our business.  In response to the economy in late 2008 we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of full time employees from a high of 28 in 2008 to 14 at June 30, 2009 with a further to 12 at June 30, 2010.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the six months ended June 30, 2010 and compared to the six months ended June 30, 2009.

	2010	2009	Difference
Personnel cost	$887,557	$807,348	$80,209
Professional fees	136,171	146,770	(10,599)
Stock options	133,765	4,437	129,328
Rent	91,658	99,448	(7,790)
Travel and entertainment	79,057	88,802	(9,745)
Investor relations	29,116	9,699	19,417
Marketing, advertising, promotion	2,088	-	2,088
Other general and administrative expenses	182,951	191,485	(8,534)
Total general and administrative expenses	$1,542,363	$1,347,989	$194,374

General and administrative expenses increased $194,374 (14.42%) from $1,347,989 for the six months ended June 30, 2009 to $1,542,363 for the six months ended June 30, 2010.

Our most significant expense continues to be personnel costs.  The number of full time employees was reduced from 14 at June 30, 2009 to 12 at June 30, 2010.  However, personnel cost increased $80,209 (9.93%) from $807,348 for the six months ended June 30, 2009 to $887,557 for the six months ended June 30, 2010, primarily as a result of issuing 1,500,000 shares of our common stock to two officers of the company.  The shares were accounted for at the trading price, $0.11, at the date of issuance.  We recorded an expense of $165,000.  Severance payments to former employees accounted for an increase of approximately $73,000.  The reduction in the number of employees and salary adjustments resulted in a decrease in personnel cost of approximately $158,000 which offset the increases.

We intend to closely monitor our personnel cost and we will attempt to outsource personnel as need rather than employ full time personnel.

Professional fees decreased $10,599 (7.22%) from $146,770 for the six months ended June 30, 2009 to $136,171 for the six months ended June 30, 2010.  The decrease is not significant.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $129,328 (2915%) from $4,437 for the six months ended June 30, 2009 to $133,765 for the six months ended June 30, 2010.  We granted 1,000,000 options to each of two new members of our Board of Directors. All of the employee options were fully vested at June 30, 2010.

Rent expense decreased $7,790 (7.83%) from $99,448 for the six months ended June 30, 2009 to $91,658 for the six months ended June 30, 2010.  The decrease resulted from subletting a portion of our office space offset by expected rent rate increases.

Travel and entertainment decreased $9,745 (10.97%) from $88,802 for the six months ended June 30, 2009 to $79,057 for the six months ended June 30, 2010.  The decrease was due to less travel related to our operations department in visiting franchised location to perform onsite evaluations.  We anticipate that travel expenses will go up in future periods as we make more visits to our franchised locations.

Investor relations increased $19,417 (200.2%) from $9,699 for the six months ended June 30, 2009 to $29,116 for the six months ended June 30, 2010.  In 2009 we reduced the amount of time spent on investor relations. In 2010 we intentionally increased our attention to investor relations in order for the public to become more aware of what was happening in our company.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $183,652 and $186,320 for the six months ended June 30, 2010 and 2009.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $185,860 and $130,596 for the six months ended June 30, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amount reflected as advertising cost for the six months ended June 30, 2010 was $2,088. There were no amounts reflected as advertising cost for the six months ended 2009.

Other general and administrative expenses decreased $8,534 (4.46%) from $191,485 for the six months ended June 30, 2009 to $182,951 for the six months ended June 30, 2010.

The loss from operations was $940,632 for the six months ended June 30, 2010 as compared to $715,828 for the six months ended June 30, 2009. The increase in the loss from operations of $224,804 (31.4%) was primarily due to non-cash equity based compensation charged to personnel costs and stock option expense.  Other expense which represents interest cost was $89,760 for the six months ended June 30, 2010 as compared to an expense of $31,369 for the six months ended June 30, 2009. The increase in interest expense is a result of increased borrowings.  The net loss for the six months ended June 30, 2010 was $1,030,392 compared to a net loss of $748,091 for the six months ended June 30, 2009, an increased loss of $282,301 (37.74%).

Liquidity and Capital Resources

At June 30, 2010, we had a working capital deficit of $372,304, as compared to working capital of $80,064 at December 31, 2009.  Of the working capital deficit at June 30, 2010, $440,500 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to certain debt maturing in 2011.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at June 30, 2010 was $440,500, a decrease of $221,000 compared to December 31, 2009. Although not recorded as revenue, any payments received will provide working capital.

At June 30, 2010 we had contractual obligations for operating leases of $2,138,344, of which $226,425 is due by December 31, 2010.

As of June 30, 2010, our aggregate minimum requirements under non-cancelable leases are as follows:

2010	$226,425
2011	391,701
2012	348,294
2013	274,826
2014	263,783
Later years	633,315
$2,138,444

The current portion of our long term debt is $451,307 which is due and payable in 2011 and we have long-term debt in the amount of $1,210,605 which is due and payable in 2013.

Summary – June 30, 2010
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

During the six months ended June 30, 2010 we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Note is convertible into our common stock at $0.105 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  We believe that the terms of the note are arms length.  As of June 30, 2010 we have drawn down $500,000 of the loan and have $1,500,000 available.

At the same time as the above, the holders of the Convertible Note described in Note 5 to the June30, 2010 financial statements have agreed to extend the due date of their Convertible Note to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

Off-Balance Sheet Arrangements

At June 30, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.      Controls and Procedures

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved)

None.

Item 5.      Other Information

None

Item 6.      Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (5)
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (6)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (7)
10.5	2009 Stock Option Plan (8)
10.6	2009 Restricted Stock Plan (8)

Regulation S-K Number	Exhibit
10.7	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (9)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (9)
10.9	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (9)
10.10	Executive Employment Agreement with Mark Laramie dated August 3, 2010(10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (11)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (11)
32.1	Section 1350 Certification of Chief Executive Officer (11)
32.2	Section 1350 Certification of Chief Financial Officer (11)
______________
(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(8)	Incorporated by reference to the exhibits of the same number to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(9)	Incorporated by reference to the exhibits of the same number to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(10)	Incorporated by reference to the exhibits of the same number to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

August 12, 2010      By:      /s/ Mark Laramie
Mark Laramie
Chief Executive Officer

August 12, 2010     By:      /s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (5)
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (6)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (7)
10.5	2009 Stock Option Plan (8)
10.6	2009 Restricted Stock Plan (8)
10.7	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (9)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (9)
10.10	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (9)
10.11	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (11)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (11)
32.1	Section 1350 Certification of Chief Executive Officer (11)
32.2	Section 1350 Certification of Chief Financial Officer (11)
_________________
(1)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(7)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(8)	Incorporated by reference to the exhibits of the same number to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(9)	Incorporated by reference to the exhibits of the same number to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.

(10)	Incorporated by reference to the exhibits of the same number to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(11)	Filed herewith.