Form 10-Q
period 2010-09-30
SPICY PICKLE FRANCHISING INC
filed 2010-11-15
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November4, 2010 there were 85,494,274 shares of common stock outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months and nine months ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		30

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$442,369	$809,790
Accounts receivable, trade	295,874	193,138
Inventory	34,114	30,828
Prepaid expenses and other current assets	355,599	254,667
Total current assets	1,127,956	1,288,423
Property and equipment, net of accumulated depreciation	1,378,979	1,583,729
Other assets:
Deposits and other assets	96,150	140,853
Goodwill	1,597,461	1,597,461
Other intangible assets	1,104,324	1,228,728
Total other assets	2,797,935	2,967,042
Total assets	$5,304,870	$5,839,194

Liabilities and equity
Current liabilities:
Current portion of long term debt	$440,000	$30,000
Accounts payable	373,808	329,871
Accrued expenses and compensation	219,215	118,467
Deferred franchise revenue	349,500	661,500
Dividends accrued	68,521	68,521
Total current liabilities	1,451,044	1,208,359
Long-term debt	-	467,000
Notes payable related parties	1,727,444	676,927
Deferred rent expense	144,377	143,401

Commitments and contingencies	-	-

Equity
Spicy Pickle Franchising Inc. stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 85,494,274 and 80,994,274 shares issued
and outstanding in 2010 and 2009, respectively	85,494	80,994
Additional paid in capital	17,895,929	17,410,268
Accumulated (deficit)	(16,026,860)	(14,194,039)
Accumulated comprehensive (loss)	(24,513)	(5,671)
Total Spicy Pickle Franchising, Inc. stockholders' equity	1,930,050	3,291,552
Non-controlling interest	51,955	51,955
Total equity	1,982,005	3,343,507
Total liabilities and equity	$5,304,870	$5,839,194

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For The Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Restaurant and bakery sales	$645,256	$658,209	$1,938,016	$2,087,274
Franchise fees, royalties, and rebates	487,375	295,979	1,383,206	1,094,367
Total revenues	1,132,631	954,188	3,321,222	3,181,641

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	234,824	223,652	687,675	694,293
Labor	255,383	291,660	745,251	888,516
Occupancy	107,279	110,688	334,903	317,458
Depreciation	65,674	69,275	220,246	211,064
Other operating costs	89,815	76,255	296,399	238,180
Total restaurant and bakery operating costs	752,977	771,530	2,284,475	2,349,511

Franchise and general:
General and administrative	1,051,705	707,149	2,594,068	2,055,138
Depreciation and amortization	85,047	30,059	140,410	91,506
Total franchise and general	1,136,752	737,208	2,734,478	2,146,644
Total operating costs and expenses	1,889,729	1,508,738	5,018,953	4,496,155

(Loss) from operations	(757,098)	(554,550)	(1,697,730)	(1,314,514)

Other income (expense):
Interest income (expense)	(45,331)	(19,254)	(135,091)	(50,622)
Other income (expense)	-	2,892	-	1,998
Total other income (expense):	(45,331)	(16,361)	(135,091)	(48,624)

Net (loss)	(802,429)	(570,911)	(1,832,821)	(1,363,138)

Dividends on preferred stock	-	(62,815)	-	(200,702)
Net (loss) attributable to common shareholders	(802,429)	(633,726)	(1,832,821)	(1,563,840)

Other comprehensive income (loss):
Foreign currency translation (loss)	(8,187)	25,536	(18,842)	(7,035)

Comprehensive (loss)	$(810,616)	$(608,190)	$(1,851,663)	$(1,570,875)

Per share information - basic and fully diluted:

Weighted average shares outstanding	84,494,274	64,740,137	83,160,941	57,832,327

Net (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Net cash (used in) operating activities	$(1,260,077)	$(1,154,344)

Cash flows from investing activities:
Purchase of property and equipment	(31,502)	(7,129)
Disposal of property and equipment		13,500
Net cash (used in) provided by investing activities	(31,520)	6,371

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,190,485
Cash redemption of preferred stock		(798,998)
Proceeds from note payable to related parties	1,000,000	717,252
Repayment of notes payable	(57,000)	(12,000)
Net cash provided by financing activities	943,000	2,096,739

Effect of foreign exchange rate changes	(18,842)	(34,916)

Net (decrease) in cash and cash equivalents	(367,421)	941,362
Cash and cash equivalents, beginning of period	809,790	287,482
Cash and cash equivalents, end of period	$442,369	$1,288,844

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$33,192	$35,798

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation of Interim Period

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Spicy Pickle Franchising, Inc. including its subsidiaries.  The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. at September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

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

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260,  Earnings Per Share  which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the three-month and nine month periods ended September 30, 2010 and 2009, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following at September 30, 2010 and December 31, 2009:
	2010	2009
Goodwill:
Related to franchise operation (Bread Garden)	$1,276,882	$1,276,882
Related to restaurant operations	320,579	320,579
Total goodwill	$1,597,461	$1,597,461
Other intangibles
Acquired trademarks, net of amortization	$232,800	$291,000
Acquired franchise agreements, net of amortization	816,524	882,728
Reacquired franchise agreements	55,000	55,000
Total other intangibles	$1,104,324	$1,228,728

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations  (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we would cease using the trademarks by March 31, 2011.  In exchange for not using the trademarks we are no longer obligated to pay any overriding royalties on the Bread Garden Urban Café.  In addition we will receive $75,000 to defray the cost of rebranding the restaurants in Canada and we will account for that as a reduction of the expense.  The Bread Garden Urban Café restaurants will be rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.   In accordance with ASC Topic 350 – Intangibles Goodwill and Other the trademarks for the Bread Garden Urban Café now have a determinable life and we are amortizing the original acquisition cost through March 31, 2011.  Amortization expense related to the acquired trademarks was $58,200 for the three and nine months ended September 30, 2010.  There was no amortization for the three and nine month periods ended September 30, 2009.

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

Amortization expenses related to acquired franchise agreements was $22,068 and $22,068 for the three months ended September 30, 2010 and 2009, respectively, and $66,204 and $66,204 for the nine months ended September 30, 2010 and 2009, respectively.

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

In making an estimate of future cash flow as they relate to our franchise operations of the Bread Garden Cafes, we considered the following items:
●	Growth of the number of opened Bread Garden Urban Cafe franchised restaurants at the date of the acquisition to date.
●	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.
●	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.
●	Historical operating history of acquired assets as adjusted for forecast.
●	Management’s estimates of new franchisees.
●	Trends in the real estate markets.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At the time of our last analysis the fair value of goodwill and other indefinite lived intangibles as related to the Bread Garden franchise operations was in excess of 150% of the carrying value.

In making an estimate of future cash flow as they relate to our restaurant operations, we considered the following items:
   ●    The economic forcast in United States.
   ●    Industry forecast for the restaurant industry in United States with emphasis on the quick serve segment.
   ●    Historical operating history of acquired assets as adjusted for forecast.
   ●    Changes to our menu and introduction of a new day part in our restaurants.

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
Long-term debt

At September 30, 2010 and December 31, 2009 the carrying amount of cash, accounts receivable, accounts payable, accrued expenses and accrued dividends, are short term in nature and approximate fair value.  Interest rates associated with the notes payable to related party and long term debt are based upon rates associated with similar companies in our financial condition and the carrying amounts approximate fair value.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Related Party Transactions

In December 2008, two members of our Board of Directors granted us a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bears interest at a rate of one percent above the prime rate and is secured by certain of our assets.  During 2009 the amount of the line was increased to $800,000.  Interest expense for the three months ended September 30, 2010 and 2009 was $25,420 and $8,020, respectively, and for the nine months ended September 30, 2010 and 2009 was $76,260 and $17,252, respectively.  At September 30, 2010, the interest rate on the borrowings was 4.25%.

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

The conversion feature in the Convertible Note is considered to be a beneficial conversion feature.  We have accounted for the beneficial conversion feature in accordance with ASC Topic 470,Liabilities .  We accounted for a portion of the proceeds, $157,164, from the Convertible Note which related to the intrinsic value of the beneficial conversion feature by allocating that amount to additional paid in capital.  The following summarizes the carrying amount of the Convertible Note at September 30, 2010:

Face value of the note to be repaid if not converted	$817,252
Amount allocated to additional paid in capital	(89,808)
Note payable to related parties	$727,444

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the Convertible Note in such a way as to result in a constant rate of interest.

The annual interest rate giving effect to the amortization of the beneficial conversion, combined with the stated interest rate of one percent above the prime rate at September 30, 2010, the interest rate on the borrowings was 12.438%.

During the nine months ended September 30, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  Interest expense recognized on the note was $18,750 and $25,000 for the three and nine month periods ended September 30, 2010.  As of September 30, 2010 we have drawn down $1,000,000 of the loan and have $1,000,000 available.

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

7.  Stockholders’ Equity

During the nine months ended September 30, 2010 we issued 1,500,000 shares of our common stock to two officers (related parties).  The stock was issued as consideration for the reduction of salaries.  The stock was valued at the trading price, $0.11 per share, at the date of grant, January 26, 2010.  In addition during the three month period ended September 30, 2010 we issued 3,000,000 shares of our common stock to an officer (related party) as an inducement to become the Chief Executive Officer.  The stock was valued at the trading price, $0.06 per share, at the date of grant, August 3, 2010.  We recognized $180,000 and $345,000 as compensation expense for the three and nine months ended September 30, 2010, respectively.

8.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2010, the estimated effective tax rate for the year will be zero.

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

There were no options granted under the 2006 Plan during the three-month and nine month periods ended September 30, 2010 and 2009.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

A summary of stock option activity under the 2006 Plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	6,790,000	$0.20	3.38	$ 98,317
Granted	-	-
Exercised	-	-
Cancelled	3,090,000	-
Outstanding September 30, 2010	3,700,000	$0.20	2.35	$ 47,950
Exercisable September 30, 2010	3,700,000	$0.20	2.35	$ 47,950

In December 2009, our Board of Directors adopted the 2009 Stock Option Plan (“2009 Plan”).  The 2009 Plan, as amended by the Board of Directors, provides for the grant of up to 13,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  There were grants for 5,000,000 shares made during the nine months ended September 30, 2010 and grants for 3,000,000 shares made during the three month period ended September 30, 2010.

A summary of stock option activity under the 2009 Plan is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	-	-		$ -
Granted	5,000,000	$0.10	4.68
Exercised	-	-
Cancelled	-	-
Outstanding September 30, 2010	5,000,000	$0.10	4.68	$ 180,450
Exercisable September 30, 2010	2,000,000	$0.16	4.46	$ 129,879

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in either the 2006 Plan or the 2009 Plan.  A summary of stock option activity to those employees is set forth below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	1,200,000	$0.20	4.16	$ 19,561
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding September 30, 2010	1,200,000	$0.20	2.91	$ 19,561
Exercisable September 30, 2010	1,150,000	$0.20	2.91	$ 18,745

Stock-based compensation expense accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation  (“ASC 718”)   related to employee stock options for the three-month periods ended September 30, 2010 and 2009 was $11,397 and $64,366, respectively, and for the nine months ended September 30, 2010 and 2009 was $145,161 and $68,803, respectively, and as discussed in Note 7, $180,000 and $345,000 for the three months and nine month periods ended September 30, 2010, respectively, for shares issued to employees for compensation in 2010.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.  Business Segment information

We operate in three business segments.  Our Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended September 30, 2010, and 2009 include the operating activities of seven company-owned restaurants through April 2010 and six company-own restaurants in May through September 2010.

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

There were no differences in the basis of measurement of segment profit or loss between these financial statements and the financial statements for the year ended December 31, 2009.  There have been no material changes in segment assets since December 31, 2009.  Segment information related to the Company's three business segments follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Company restaurants operations	$586,755	$554,836	$1,767,284	$1,767,875
Company bakery operations	58,501	103,373	170,731	319,399
Franchise operations	487,375	295,979	1,383,207	1,094,367
Total Revenues	$1,132,631	$954,188	$3,321,222	$3,181,641
Segment profit (loss):
Company restaurants operations	$(97,494)	$(112,830)	$(326,466)	$(266,292)
Company bakery operations	(10,227)	(491)	(19,993)	4,055
Franchise operations	(649,377)	(441,229)	(1,351,271)	(1,052,277)
Total segment (loss)	(757,098)	(554,550)	(1,697,730)	(1,314,514)
Interest income (expense)	(45,331)	(19,253)	(135,091)	(50,622)
Other expense	-	2,892	-	1,998
Net loss	$(802,429)	$(570,911)	$(1,832,821)	$(1,363,138)

11.  Subsequent Events

We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

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

Overview

Our business is the franchise and operation of Spicy Pickle and Bread Garden Urban Café restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our staff are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 10 states in the United States.  Bread Garden Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our Bread Garden Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  Bread Garden Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the Bread Garden Urban Café trademarks, whereby we would cease using the trademarks by March 31, 2011.  In exchange for not using the trademarks we are no longer obligated to pay any overriding royalties on the Bread Garden Urban Café.  In addition we will receive $75,000 to defray the cost of rebranding the restaurants in Canada.  The Bread Garden Urban Café restaurants will be rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.

We market our menu primarily through targeted local store marketing efforts, mail drops, media advertising, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for ten years.  The “Bread Garden Urban Café” brand name has existed since 1979.  As mentioned above we are in the process of changing the brand name to BG Urban Café.

We are headquartered in Denver, Colorado.

The first Spicy Pickle restaurant was launched in 1999 by two Denver based chefs under the name Spicy Pickle. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb. By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise.

As of September 30, 2010, we had 26 franchised Spicy Pickle restaurants and six company-owned Spicy Pickle restaurants opened.  One of our company owned restaurants was closed in May 2010 and we are looking for the appropriate real estate to relocate it.  Co-located with one of the restaurants is a bakery which provides fresh baked breads to the local area Denver restaurants.  Spicy Pickle restaurants outside this market are equipped for bread baking at the store location.

Our franchise agreements include build-out schedules for franchisee restaurants.  As a result of the recent economic slowdown a number of our franchisees that had agreements for multiple restaurants failed to meet their commitments.  We are evaluating all of our agreements and where the franchisee cannot meet the obligation of its build out schedule we are terminating its agreement for future restaurants.  In the three months ended September 30, 2010, we recorded revenue of $130,000 which represented 12 future units and for the nine months ended September 30, 2010, we recorded revenue of $305,000 which represented 27 future units.  As of September 30, 2010, we still had agreements with franchisees to open 30 additional restaurants under the Spicy Pickle Brand.  We will continue to monitor the franchisee ability to meet their build out schedule and terminate those agreements that are in violation of their terms and will not meet their commitment.  Based on current franchise agreements and construction schedules, we believe there will be approximately 28 Spicy Pickle, franchisee-owned and operated restaurants and at least six company-operated restaurants open by the end of 2010.  The Company continues to interview prospective franchisees and relies on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company owned restaurants.  Our business is headquartered in Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States. Our Spicy Pickle restaurant locations, by state, (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of September 30, 2010, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Colorado	16
Texas (1)	5	1	1
California	3
Nevada	3	1
Illinois	1
Arizona	1
Mississippi	1
Ohio	1
Oklahoma	1
Oregon	1
	33	2	1

(1) Restaurant under construction opened subsequent to September 30, 2010

In October 2008 we acquired the franchise rights to the Bread Garden Urban Café restaurant chain.  We believe that our core competence is the building and operation of franchised restaurant chains.  Our purpose in acquiring the Bread Garden Urban Café restaurant chain was to allow us to better utilize our existing infrastructure by expanding our operating base.  In addition we made the acquisition to increase our revenues.  We are currently working towards increasing the number of franchised restaurants in the Bread Garden Urban Café chain.  We are also working to improve the menu offerings, develop new operating procedures and manuals, and to develop a more comprehensive marketing strategy.  We are currently updating the brand and image of the Bread Garden Urban Cafés.  We are in the process of renaming the restaurants to BG Urban Cafés.  We believe this new name, new color schemes and new graphics will update the brand and attract more customers to the restaurants.

All of our Bread Garden Urban Cafés are located in British Columbia, Canada.  There are 18 units operating and none under construction as of September 30, 2010.  A test unit is operating in Brisbane, Australia.

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

During the nine monthsended September 30, 2010, we entered into an agreement with two members of our Board of Directors whereby they agreed to loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders’ option the Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  As of September 30, 2010 we have drawn down $1,000,000 of the loan and have $1,000,000 available.

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

Goodwill and Other Intangible Assets
We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations  (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden Urban Café franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we would cease using the trademarks by March 31, 2011.  In exchange for not using the trademarks we are no longer obligated to pay any overriding royalties on the Brad Garden Urban Café.  In addition we will receive $75,000 to defray the cost of rebranding the restaurants in Canada.  The Bread Garden Urban Café restaurants will be rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.   In accordance with ASC Topic 350 – Intangibles Goodwill and Other the trademarks for the Bread Garden Urban Café now have a determinable life and we are amortizing the original acquisition cost through March 31, 2011.  Amortization expense related to the acquired trademarks was $58,200 for the three and nine months ended September 30, 2010.  There was no amortization for the three and nine month periods ended September 30, 2009.

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

Amortization expenses related to acquired franchise agreements was $22,068 and $22,068 for the three months ended September 30, 2010 and 2009, respectively, and $66,204 and $66,204 for the nine months ended September 30, 2010 and 2009, respectively.

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

In making an estimate of future cash flow as they relate to our restaurant operations, we considered the following items:
•	The economic forecast in United States.
•	Industry forecast for the restaurant industry in United States with emphasis on the quick serve segment.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Changes to the menu and introduction of a new day part in our restaurants.

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

Based on our analysis at December 31, 2009 and the fact that there were no significant changes in facts and circumstances that would require an interim analysis, no impairment charges were recognized for the nine months ended September 30, 2010.

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

Revenue Recognition
Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the restaurant opens.  Initial franchise fees for Spicy Pickle restaurants is $30,000 and the fee for Bread Garden Urban Café restaurants is Canadian dollars (“CN$”) 35,000.  In certain instances we charge a transfer fee when an existing restaurant is transferred to a new franchisee.  These fees are less than the full fee charged.  Franchise fees recognized were $164,176 and $35,584 for the three months ended September 30, 2010 and 2009, respectively, and $399,176 and $247,634 for the nine months ended September 30, 2010 and 2009, respectively.

Royalty Fees - Pursuant to the franchise agreements of both our Spicy Pickle and Bread Garden Urban Café brands, franchisees are required to pay royalties to us based on 5% of weekly gross sales as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $243,984 and $219,434 for the three months ended September 30, 2010 and 2009, respectively, and $731,744 and $663,060 for the nine months ended September 30, 2010 and 2009, respectively.

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

Rebates - We receive rebates from certain purveyors that supply products to our franchisees, these rebates are included in Franchise Fees and Royalties on the statement of operations. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $79,215 and $40,961 for the three months ended September 30, 2010 and 2009, respectively, and $252,287 and $183,673 for the nine months ended September 30, 2010 and 2009, respectively.

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

Advertising Costs
Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $98,550 and $90,781 for the three months ended September 30, 2010 and 2009, and $282,202 and $277,101 for the nine months ended September 30, 2010 and 2009, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $214,863 and $155,706 for the three months ended September 30, 2010 and 2009, respectively, and $400,723 and $286,302 for the nine months ended September 30, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts reflected as advertising costs in the financial statements was $116,313 and $64,925 for the three months ended September 30, 2010 and 2009, respectively.  The net amounts reflected as advertising costs in the financial statements was $118,521 and $9,201 for the nine months ended September 30, 2010 and 2009, respectively

Rent Expense
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

We issue share-based payments under our 2006 Stock Option Plan and our 2009 Stock Option Plan and to employees of our Canadian subsidiary on an individual by individual basis.

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

The weighted average fair value of options granted during the nine months ended September 30, 2010 of $0.04 was estimated on the grant dates using the Black-Scholes model with the following weighted average assumptions: expected volatility of 40.94% to 41.22%, expected term of 3 to 5 years, risk-free interest rate of 2.37% and no expected dividend yield. There were 3,000,000 and 5,000,000 options granted during the three months and nine months ended September 30, 2010, respectively.

Stock-based compensation expense accounted for in accordance with ASC Topic 718 related to employee stock options for the three-month periods ended September 30, 2010 and 2009 was $11,397 and $64,366, respectively, and for the nine months ended September 30, 2010 and 2009 was $145,161 and $68,803, respectively.

During the nine months ended September 30, 2010 we issued 1,500,000 shares of our common stock to two officers (related parties).  The stock was issued as consideration for the reduction of salaries.  The stock was valued at the trading price, $0.11 per share, at the date of grant, January 26, 2010.  In addition during the three month period ended September 30, 2010 we issued 3,000,000 shares of our common stock to an officer (related party) as an inducement to become the Chief Executive Officer.  The stock was valued at the trading price, $0.06 per share, at the date of grant, August 3, 2010.  We recognized $180,000 and $345,000 as compensation expense for the three and nine months ended September 30, 2010, respectively.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Results of Operations

Operating Statistics

The following analysis shows operating statistics for the three months ended September 30, 2010 and 2009:
	2010		2009
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$586,755	51.80%	$554,836	58.15%
Bakery sales	58,501	5.17%	103,373	10.83%
Franchise fees, royalties, and rebates	487,375	43.03%	295,979	31.02%
Total revenue	$1,132,631	100.00%	$954,188	99.99%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$217,345	37.04%	$195,829	35.29%
Labor	227,110	38.71%	245,238	44.20%
Occupancy	101,368	17.28%	102,542	18.48%
Depreciation	56,335	9.60%	59,649	10.75%
Other operating cost	82,091	13.99%	64,408	11.61%
Total restaurant operating expenses	$684,249	116.62%	$667,666	120.33%

Bakery		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$17,480	29.88%	$27,823	26.92%
Labor	28,274	48.33%	46,422	44.91%
Occupancy	5,910	10.10%	8,146	7.88%
Depreciation	9,339	15.96%	9,626	9.31%
Other operating cost	7,725	13.20%	11,847	11.46%
Total bakery operating expenses	$68,728	117.47%	$103,864	100.48%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,051,705	215.79%	$707,149	238.92%
Depreciation	85,047	17.45%	30,059	10.16%
Total franchise and general expenses	$1,136,752	233.24%	$737,208	249.08%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,889,729	166.84%	$1,508,738	158.12%
(Loss) from operations	$(757,098)	(66.84%)	$(554,550)	(58.12%)
Other income and (expense):
Interest income (expense)	$(45,331)	(8.80%)	$(19,253)	(2.02%)
Other (income) expense			2,892	.30%
Total other income and (expense)	$(45,331)	(8.80%)	$(16,361)	(1.72%)
Net (loss)	$(802,429)	(75.64%)	$(570,911)	(59.83%)

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the three months ended September 30, 2010, total revenue increased $178,443 (18.70%) from $954,188 for the three months ended September 30, 2009 to $1,132,631 for the same period in 2010.

The loss from restaurant operations decreased $15,336 (13.59%) from $112,830 for the three months ended September 30, 2009 to $97,494 for the three months ended September 30, 2010.  The decreased loss resulted from an increase in revenue and improvement in operating costs.

For the three months ended September 30, 2010, restaurant sales increased $31,918 (5.75%) from $554,836 in 2009 to $586,755 in 2010.  The increase in restaurant revenue was principally due to changes in economic conditions.

For the three months ended September 30, 2010, bakery sales decreased by $44,872 (43.41%) from $103,373 in 2009 to $58,501 in 2010.  We had fewer bakery customers, which consist of franchised restaurants and our restaurants, in 2010 than we did in 2009.

The loss from bakery operations increased $9,736 (1,982%) from $491 for the three months ended September 30, 2009 to $10,227 for the three months ended September 30, 2010.  The increased loss resulted from a decrease in revenue selling to fewer customers.

Franchise fees and royalty revenue increased $191,396 (64.67%) from $295,979 for the three months ended September 30, 2009 to $487,375 in 2010.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  No Spicy Pickle restaurants for which we collected fees were opened and 12 agreements were terminated during the three-month period ended September 30, 2010 and we recognized fees of $130,000.  One new Spicy Pickle restaurant was opened and no agreements were terminated during the three months ended September 30, 2009.  We recognized fees of $35,000 for the three months ended September 30, 2009.  One new Bread Garden was opened and we recognized $33,766 in franchise fees for the Bread Garden Urban Café restaurants for the three months ended September 30, 2010.  Deferred franchise fees collected but not recognized as revenue during the three months ended September 30, 2010 was $9,000 as compared to no fees collected in the three months ended September 30, 2009.  Royalty fees increased $24,550 (11.19%) from $219,434 for the three months ended September 30, 2009 to $243,984 for the three months ended September 30, 2010.  The increase is due primarily to an increase in the number of franchised restaurants, primarily Bread Garden.  Rebates related to franchisees increased $38,254 (93.39%) from $40,961 for the three months ended September 30, 2009 to $79,215 for the three months ended September 30, 2010.  The increase is due primarily to an increase in the number of franchised restaurants, primarily Bread Garden.

The economic downturn which began in 2008 and continued through the first half of 2010 had a negative effect on our business.  In response to the economy in late 2008 we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of full time employees from a high of 28 in 2008 to 13 at September 30, 2009 with a further reduction to 12 at September 30, 2010.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	2010	2009	Difference
Personnel cost	$425,753	$293,989	$131,764
Non-cash personnel cost	180,000	-	180.000
Marketing advertising and promotion	116,433	64,925	51,508
Directors’ fees	63,541	-	63,541
Rent	52,245	43,659	8,586
Travel and entertainment	33,860	34,098	(238)
Professional fees	20,394	81,248	(60,854)
Investor relations	17,683	25,847	(8,164)
Stock options	11,396	64,366	(52,970)
Other general and administrative expenses	130,400	99,017	31,383
Total general and administrative expenses	$1,051,705	$707,149	$344,556

General and administrative expenses increased $344,556 (48.72%) from $707,149 for the three-month period ended September 30, 2009 to $1,051,705 for the three-month period ended September 30, 2010.

Our most significant expense continues to be personnel costs.  The number of full time employees was reduced from 13 at September 30, 2009 to 12 at September 30, 2010.  Personnel cost increased $131,764 (44.82%) from $293,989 for the three months ended September 30, 2009 to $425,753 for the three months ended September 30, 2010.  We made significant management changes including hiring a new Chief Executive Officer.  Also included in the three months ended September 30, 2010 is severance pay for certain employees no longer with the Company.  We anticipate that personnel cost will be reduced in the fourth quarter of 2010. We intend to closely monitor our personnel cost and we will attempt to outsource personnel as needed rather than employ full time personnel.

In addition we incurred non-cash personnel cost for the three months ended September 30, 2010 of $180,000, which is the value of 3,000,000 shares of our common stock on the date of issuance, $0.06 per share, which was issued to the new CEO.  There was no such expense for the prior year.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $98,550 and $90,781 for the three months ended September 30, 2010 and 2009, respectively.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $214,863 and $155,706 for the three months ended September 30, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amounts reflected as advertising costs in the financial statements was $116,313 and $64,925 for the three months ended September 30, 2010 and 2009, respectively.  The increases were planned and had an effect of increasing system wide revenue.

During 2010 we added additional members to our Board of Directors.  In order to attract qualified members we now pay non-employee directors an annual fee of $25,000.  We did not have such fees in 2009.

Rent expense increased $8,586 (19.67%) from $43,659 for the three months ended September 30, 2009 to $52,245 for the three months ended September 30, 2010.  The increase resulted from a higher than expected common area charge adjustment.

The change in travel and entertainment was not significant.  We anticipate that travel expenses will go up in future periods as we make more visits to our franchised locations.

Professional fees decreased $60,854 (74.90%) from $81,248 for the three-month period ended September 30, 2009 to $20,394 for the three-month period ended September 30, 2010.  The decrease is primarily due to timing of expenses and the use of fewer outside professionals.

Investor relations decreased $8,164 (31.59%) from $25,847 for the three months ended September 30, 2009 to $17,683 for the three months ended September 30, 2010.  The decrease is a matter of timing.  See the nine month comparison below.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $52,970 (82.30%) from $64,366 for the three months ended September 30, 2009 to $11,396 for the three months ended September 30, 2010.  The decrease in stock option expense results primarily from a repricing of options in 2009 which resulted in a charge to income of approximately $61,000.  During the three months ended September 30, 2010 we granted 3,000,000 options and none were granted during the three months ended September 30, 2009.

Other general and administrative expenses increased $31,383 (31.69%) from $99,017 for the three months ended September 30, 2009 to $130,400 for the three months ended September 30, 2010.  The increase resulted from a variety of different items none of which is significant.

The loss from operations was $757,098 for the three months ended September 30, 2010 as compared to $554,550 for the three months ended September 30, 2009. The increase in the loss from operations of $202,548 (36.52%) was primarily due to the increased personnel cost, the majority of which was non-cash, director fees which were not paid in prior periods and increased marketing costs.  Other expense which primarily consists of interest cost was $45,331 for the three months ended September 30, 2010 as compared to an expense of $19,253 for the three months ended September 30, 2009.  The increase in interest costs is primarily due to increased borrowing against our line of credit in the three months ended September 30, 2010.  The net loss for the three months ended September 30, 2010 was $802,429 compared to a net loss of $570,911 for the three months ended September 30, 2009, an increased loss of $231,518 (40.55%).

The following analysis shows operating statistics for the nine months ended September 30, 2010 and 2009:
	2010		2009
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$1,767,284	53.21%	$1,767,875	55.57%
Bakery sales	170,731	5.14%	319,399	10.04%
Franchise fees, royalties, and rebates	1,383,207	41.65%	1,094,367	34.40%
Total revenue	$3,321,222	100.00%	$3,181,641	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$640,050	36.22%	$611,101	34.57%
Labor	670,451	37.94%	748,175	42.32%
Occupancy	318,109	18.00%	296,208	16.76%
Depreciation	192,229	10.88%	181,036	10.24%
Other operating cost	272,912	15.44%	197,647	11.18%
Total restaurant operating expenses	$2,093,751	118.48%	$2,034,167	115.07%

Bakery		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$47,625	27.89%	$83,192	26.05%
Labor	74,800	43.81%	140,341	43.94%
Occupancy	16,795	9.84%	21,250	6.65%
Depreciation	28,017	16.41%	30,028	9.40%
Other operating cost	23,488	13.76%	40,533	12.69%
Total bakery operating expenses	$190,724	111.71%	$315,344	98.73%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$2,594,068	187.54%	$2,055,138	187.79%
Depreciation	140,410	10.15%	91,506	8.36%
Total franchise and general expenses	$2,734,478	197.69%	$2,146,644	196.15%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$5,018,953	151.12%	$4,496,155	141.32%

(Loss) from operations	(1,697,730)	-51.12%	(1,314,514)	-41.32%

Other income and (expense):
Interest income (expense)	(135,091)	-4.07%	(50,622)	-1.59%
Other (income) expense		0.00%	1,998	0.06%
Total other income and (expense)	(135,091)	-4.07%	(48,624)	-1.53%

Net income (loss)	$(1,832,821)	-55.19%	$(1,363,138)	-42.84%

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the nine months ended September 30, 2010, total revenue increased $139,581 (4.39%) from $3,181,641 for the nine months ended September 30, 2009 to $3,321,222 for the same period in 2010.

For the nine months ended September 30, 2010, restaurant sales decreased by $591 (0.03%) from $1,767,875 in 2009 to $1,767,284 in 2010.  The decrease in restaurant revenue was principally due to improved economic conditions and offset by the closure of one company owned restaurant in May 2010.

The loss from restaurant operations increased $60,174 (22.60%) from $266,292 for the nine months ended September 30, 2009 to $326,467 for the nine months ended September 30, 2010.  The increased loss resulted from a decrease in revenue and the effect of closing one restaurant in 2010.

For the nine months ended September 30, 2010, bakery sales decreased by $148,668 (46.55%) from $319,399 in 2009 to $170,731 in 2010.  We had fewer customers, both franchise and our restaurants, in 2010 than we did in 2009.  Some of the restaurants baked their own bread in 2010.

The loss from bakery operations increased $24,048 (593.05%) from income of $4,055 for the nine months ended September 30, 2009 to a loss of $19,993 for the nine months ended September 30, 2010.  The increased loss resulted from a decrease in revenue.  We are currently evaluating the bakery operations and will make a decision on closing those operations early in 2011.

Franchise fees and royalty revenue increased $288,840 (26.39%) from $1,094,367 for the nine months ended September 30, 2009 to $1,383,207 in 2010.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Two Spicy Pickle restaurants for which we collected fees were opened and 27 agreements were terminated or transferred during the nine months ended September 30, 2010 and we recognized fees of $365,000.  Four new Spicy Pickle restaurants were opened and three agreements were terminated during the nine months ended September 30, 2009.  We recognized fees of $235,000 for the nine months ended September 30, 2009.  We recognized $34,176 in franchise fees for the Bread Garden Urban Café restaurants for the nine months ended September 30, 2010 and we recognized a transfer fee of $7,634 for the nine months ended September 30, 2009.  Deferred franchise fees collected but not recognized as revenue during the nine months ended September 30, 2010 was $14,000 as compared to $55,000 in the nine months ended September 30, 2009.  Royalty fees increased $68,684 (10.36%) from $663,060 for the nine months ended September 30, 2009 to $731,744 for the nine months ended September 30, 2010.  The increase is due primarily to an increase in the number of franchised Bread Garden Urban Café restaurants and a stronger economy in the United States.  Rebates related to franchisees increased

$68,614 (37.36%) from $183,673 for the nine months ended September 30, 2009 to $252,287 for the nine months ended September 30, 2010.  The increase is due primarily to an increase in the number of franchised restaurants, primarily Bread Garden.

The economic downturn which began in 2008 and continued through the first half of 2010 had a negative effect on our business.  In response to the economy in late 2008 we began to scale back in the infrastructure we had in place.  Our most significant expense is personnel and related costs.  We reduced the number of full time employees from a high of 28 in 2008 to 13 at September 30, 2009 with a further to 12 at September 30, 2010.  We also reduced overhead expenses that have a direct bearing on the number of personnel employed as well as other areas such as travel and entertainment and communication.  We will continue to review our general and administrative costs and respond to the effects of the general economy as timely as possible.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the nine months ended September 30, 2010 and compared to the nine months ended September 30, 2009.

	2010	2009	Difference
Personnel cost	$1,148,310	$1,118,089	$30,221
Non-cash personnel cost	345,000	-	345,000
Professional fees	156,565	211,166	(54,701)
Stock options	145,161	68,803	76,358
Rent	143,903	143,107	796
Marketing, advertising, promotion	118,521	9,201	109,320
Travel and entertainment	112,917	122,900	(9,983)
Directors’ fees	78,125	-	78,125
Investor relations	46,799	35,546	11,253
Other general and administrative expenses	298,767	346,226	(47,459)
Total general and administrative expenses	$2,594,068	$2,055,138	$538,930

General and administrative expenses increased $538,930 (26.22%) from $2,055,138 for the nine months ended September 30, 2009 to $2,594,068 for the nine months ended September 30, 2010.

Our most significant expense continues to be personnel costs.  The number of full time employees was reduced from 13 at September 30, 2009 to 12 at September 30, 2010.  However, personnel cost increased $30,221 (2.70%) from $1,118,089 for the nine months ended September 30, 2009 to $1,148,310 for the nine months ended September 30, 2010. We made significant management changes including hiring a new Chief Executive Officer.  In addition severance payments to former employees accounted for an increase of approximately $98,000.  The reduction in the number of employees and salary adjustments resulted in a decrease in personnel cost of approximately $68,000 which offset the increases.

In addition we incurred non-cash personnel cost for the nine months ended September 30, 2010 of $180,000, which is the value of 3,000,000 shares of our common stock on the date of issuance, $0.06 per share, which was issued to the new CEO and $165,000 in shares, which is the value of 1,500,000 shares of our common stock on the date of issuance, $0.11 per share, to two officers of the company.  There was no such expense for the prior year.

We intend to closely monitor our personnel cost and we will attempt to outsource personnel as need rather than employ full time personnel.

Professional fees decreased $54,701 (25.89%) from $211,266 for the nine months ended September 30, 2009 to $156,565 for the nine months ended September 30, 2010.  The decrease was planned as we are using fewer outside professionals.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $76,358 (110.98%) from $68,803 for the nine months ended September 30, 2009 to $145,161 for the nine months ended September 30, 2010.  We granted 1,000,000 options to each of two new members of our Board of Directors and 3,000,000 options to our new CEO.  In the nine months ended September 30, 2009 we repriced the exercise price of the then outstanding options which resulted in approximately $61,000 in stock option expense

Travel and entertainment decreased $9,983 (8.12%) from $122,900 for the nine months ended September 30, 2009 to $112,917 for the nine months ended September 30, 2010.  The decrease was due to less travel related to our operations department in visiting franchised locations to perform onsite evaluations.  We anticipate that travel expenses will go up in future periods as we make more visits to our franchised locations.

Investor relations increased $11,253 (31.66%) from $35,546 for the nine months ended September 30, 2009 to $46,799 for the nine months ended September 30, 2010.  In 2010 we intentionally increased our attention to investor relations in order for the public to become more aware of what was happening in our company.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for our Spicy Pickle brand and 1.5% for our Bread Garden Urban Café brand of total franchisee gross sales. At our discretion, we may spend more or less than our actual advertising receipts from the franchisees. Advertising fees collected were $282,202 and $277,101 for the nine months ended September 30, 2010 and 2009.  These fees are offset against actual advertising expenses, which are recognized when incurred. We incurred advertising expenses of $400,723 and $286,302 for the nine months ended September 30, 2010 and 2009, respectively.  We anticipate that for the year ending December 31, 2010 we will spend at least as much as we collect.  To the extent we do not spend all that we have collected we are allowed to utilize the funds to offset amounts spent in previous periods and other indirect costs associated with marketing and promotion.  The net amount reflected as advertising cost for the nine months ended September 30, 2010 and 2009 was $118,521 and $9,201, respectively.  The increases were planned and had an effect of increasing system wide revenue.

Other general and administrative expenses decreased $47,459 (13.71%) from $346,226 for the nine months ended September 30, 2009 to $298,767 for the nine months ended September 30, 2010.

The loss from operations was $1,697,730 for the nine months ended September 30, 2010 as compared to $1,314,514 for the nine months ended September 30, 2009. The increase in the loss from operations of $383,216 (29.15%) was primarily due to non-cash equity based compensation charged to personnel costs and stock option expense.  Other expense which primarily represents interest cost was $135,091 for the nine months ended September 30, 2010 as compared to an expense of $48,624 for the nine months ended September 30, 2009. The increase in interest expense is a result of increased borrowings.  The net loss for the nine months ended September 30, 2010 was $1,832,821 compared to a net loss of $1,363,138 for the nine months ended September 30, 2009, an increased loss of $469,683 (34.46%).

Liquidity and Capital Resources

At September 30, 2010, we had a working capital deficit of $323,088, as compared to working capital of $80,064 at December 31, 2009.  Of the working capital deficit at September 30, 2010, $349,500 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to certain debt maturing in 2011.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at September 30, 2010 was $349,500, a decrease of $282,857 compared to December 31, 2009. Although not recorded as revenue, any payments received will provide working capital.

At September 30, 2010 we had contractual obligations for operating leases of $2,016,453, of which $104,533 is due by December 31, 2010.

As of September 30, 2010, our aggregate minimum requirements under non-cancelable leases are as follows:

2010	$104,533
2011	391,701
2012	348,294
2013	274,826
2014	263,783
Later years	633,316
$2,016,453

The current portion of our long term debt is $440,000 which is due and payable in 2011 and we have long-term debt in the amount of $1,727,444 which is due and payable in 2013.

Summary – September 30, 2010
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

During the nine months ended September 30, 2010 we entered into an agreement with two members of our Board of Directors whereby they agreed to loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders’ option the Note is convertible into our common stock at $0.105 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  As of September 30, 2010 we have drawn down $1,000,000 of the loan and have $1,000,000 available.

At the same time as the above, the holders of the Convertible Note described in Note 5 to the September 30, 2010 financial statements have agreed to extend the due date of their Convertible Note to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

Off-Balance Sheet Arrangements

At September 30, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved)

None.

Item 5.      Other Information

None

Item 6.      Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (4)

10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (4)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (4)
10.5	2009 Stock Option Plan (5)
10.6	2009 Restricted Stock Plan (5)
10.7	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (6)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (6)
10.9	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (6)
10.10	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (7)
10.11	Executive Employment Agreement with Clinton R. Woodruff dated October 18, 2010 (8)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (9)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (9)
32.1	Section 1350 Certification of Chief Executive Officer (9)
32.2	Section 1350 Certification of Chief Financial Officer (9)
______________
(1)	Incorporated by reference to the exhibits to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

November 15, 2010      By:      /s/ Mark Laramie
Mark Laramie
Chief Executive Officer

November 15, 2010     By:      /s/ Clinton R. Woodruff
Clinton R. Woodruff
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (4)
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (4)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (4)
10.5	2009 Stock Option Plan (5)
10.6	2009 Restricted Stock Plan (5)
10.7	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (6)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (6)
10.9	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (6)
10.10	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (7)
10.11	Executive Employment Agreement with Clinton R. Woodruff dated October 18, 2010 (8)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (9)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (9)
32.1	Section 1350 Certification of Chief Executive Officer (9)
32.2	Section 1350 Certification of Chief Financial Officer (9)
______________
(1)	Incorporated by reference to the exhibits to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(9)	Filed herewith.