Form 10-K
period 2010-12-31
SPICY PICKLE FRANCHISING INC
filed 2011-03-17
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2010, aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,774,599.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 11, 2011, there were 85,494,274 shares of common stock outstanding.

PART I

Item 1. Business

Our business is to franchise and operate Spicy Pickle® and BG Urban Café restaurants (f/k/a Bread Garden® restaurants). Spicy Pickle is a fast casual sandwich restaurant where made-to-order Panini, submarine-style sandwiches, Pizzetti (Neapolitan thin crust pizza), soup and salads are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 10 states in the United States.  BG Urban Café restaurants also specialize in fast casual dining, but are considered a bakery café concept, offering specialty coffee, breakfast pastry and sandwiches, salads, soups, lunch and dinner oven baked entrées, sandwiches, wraps, and dessert items served all day long.  BG Urban Cafés are located in, British Columbia, Canada, primarily in the metropolitan Vancouver area.

We market our stores through targeted local store marketing efforts, community out-reach programs, mail drops, broadcast media advertising, print campaigns, and social media and digital advertising techniques. The "Spicy Pickle" brand name has existed for eleven years.  The “Bread Garden” brand name has existed since 1979.  We are headquartered in Denver, Colorado.

Our success is dependent upon our goal to deliver bold and delicious flavor profiles, exceptional customer experience, and an enjoyable atmosphere in our locations.  We believe our menu items appeal to diners of all ages and preferences, and we expect to accommodate all day parts, including breakfast, lunch and dinner, where feasible.

Spicy Pickle
Our franchisees must qualify on the basis of experience in other management or food service ventures and should have liquid assets of at least $150,000. In the Spicy Pickle organization franchise fees are $30,000 for the first restaurant and $15,000 for additional locations. Fees for additional locations are lower in order to provide an incentive for multi-unit development and because the training and grand opening are mostly handled by the experienced franchisee, although these services are still available for purchase from us if desired. Area development agreements are available to selected franchisees that wish to secure an exclusive territory for future development ($30,000 is paid for the first store, then $7,500 per store is pre-paid for each additional location, with the balance of $7,500 being paid when the area developer is ready to begin build-out for each new site).

Franchisees pay us a 5% royalty on weekly gross receipts and an additional 2% to support national and regional marketing efforts that produce brand development, agency support, point of purchase materials, print materials, and broadcast advertising. In addition, we require franchisees to dedicate at least 1% of sales to local advertising. The estimated initial cost of a Spicy Pickle franchise is approximately $300,000 but it varies based on location. Each location has a foot print of approximately 1800 to 2200 square feet and seating for 40 to 60 guests inside with additional outdoor seating as available.

The first Spicy Pickle restaurant was launched in 1999. Spicy Pickle Franchising, LLC was formed in January 2003 as a Colorado limited liability company at which time we launched the Spicy Pickle brand as a national franchise. We sold our first franchise in the spring of 2003 and opened our first franchise restaurant in the second half of 2003. On September 8, 2006, we converted from a limited liability company to a Colorado corporation named Spicy Pickle Franchising, Inc. (the “Company”). During 2010 we restructured the organization under a newly constituted Board of Directors and a new management team.

Spicy Pickle has been recognized nationally and in its local markets as a purveyor of fast casual food to watch. The December 2006, 2007 and 2008 issues of Fast Casual Magazine feature Spicy Pickle as numbers 29th , 25th  and 32nd, respectively, in its list of “2006 – 2007 Top 100 Movers and Shakers,” “2007- 2008 Top 100 Movers and Shakers” and “2008 – 2009  Top 100 Movers and Shakers,” respectively. National Restaurant News selected Spicy Pickle as one of its 2006 Hot Concepts!  In 2009, a Denver, Colorado network affiliated television station named Spicy Pickle as having the “Best Sandwich in Denver”, and we subsequently won similar awards for best sandwich in 2010 in both Cincinnati and San Diego.

We intend to continue our expansion nationally by growing the chain of restaurants in and near downtown settings where daytime population is dense, as well as near tech centers, government complexes, universities, and medical centers where large amounts of administrative and professional people are employed. We have designed systems to maximize and replicate our success in a variety of settings. Complete programs have been developed for real estate, architecture, construction management, equipment procurement, food distribution, training, operations and marketing to promote the success of each franchisee.

In addition we intend to explore international expansion in 2011 and beyond.  We are currently in conversation with several potential candidates who have expressed interest in becoming International Master Franchises or multi-unit operators.

BG Urban Café
The BG Urban Café concept (f/k/a Bread Garden) is also positioned nicely within the fast casual niche.  The brand has been a fixture in the Vancouver, British Columbia, Canada market for close to 30 years, and the cafes are well recognized for having desirable real estate locations.  They offer a full line of coffee and coffee related products as well as a larger offering of food items than a Spicy Pickle restaurant.  The cafes display their offerings in glass refrigerated cases in a European style layout where customers can choose what they want, have it taken directly from the case and prepared in front of them, and the cafes offer products and service for all day parts.

As background, Bread Garden was started by two women with culinary experience, in the late 1970’s and early 1980’s. From the beginning, the restaurants were urban cafes serving breakfast pastries, quiches and coffee along with fresh baked breads for sandwiches.  In the mid 1980’s, the founders became involved with the Spectra Group of Great Restaurants, Inc (“Spectra”), which owns and operates various restaurant concepts and which added the Bread Garden brand to its portfolio around that time.  At one point, Spectra owned, operated and licensed a multi-concept group of 109 restaurants and express kiosks spanning five distinct concepts, and developed the Bread Garden concept to up to seventeen café locations.

In 2004, Bread Garden Franchising, Inc., through its predecessor, purchased certain franchising and license rights to the Bread Garden marks and system from Spectra and facilitated, during that year, the sale of ten of the then seventeen Bread Garden locations to its newly acquired franchisees.  Of the remaining seven locations, four were closed at that time and three were retained by Spectra to be converted to one of its other concepts.  In 2006, Spectra sold its remaining rights and ownership to the Bread Garden marks and system to Premium Brands Operating Limited Partnership (“Premium”), the current owner of those assets and licensor, then, to Bread Garden Franchising, Inc.  The owners of Bread Garden Franchising, Inc., in need of the infrastructure and necessary restaurant and franchising expertise required to effectively grow their concept rights, soon sought a merger or an acquisition of their Bread Garden assets.  In 2008, Spicy Pickle, through its wholly owned subsidiary, SPBG Franchising, Inc. (“SPBG”), acquired from Bread Garden Franchising, Inc. all of its franchise and license rights to the Bread Garden marks and system through an asset purchase.  As a result of the acquisition, we, through SPBG, became the franchisor of the BG Urban Café concept and a licensee to Premium with respect to the Bread Garden marks and system, but we did not acquire all of the rights and ownership of the Bread Garden brand.  We only acquired certain rights to the café portion of the overall Bread Garden business.

As such, in addition to the urban cafes, there are three other aspects to the overall Bread Garden brand owned by Premium and licensed, in some cases, to third parties.  These include the Bread Garden express units on the BC ferries that run between Vancouver Island and the mainland, the Bread Garden express units that can be found in approximately 70 Chevron stations throughout western BC, and a full service catering operation with a separate line of products and services from those offered in our restaurants. These express locations and the catering operations are separately owned and operated.

We have embarked on a plan to rebrand all of our Bread Garden locations to our wholly owned BG Urban Cafe™ brand, complete with modernized trademarks, logos and menu items.  Thus, we entered into a new agreement with Premium during the summer of 2010.  As a result, when the rebranding is complete, we will have full and independent brand rights for all of our existing and future locations and channel development, such as non-traditional sites and all catering aspects.  Accordingly, we will have also eliminated all requirements for revenue sharing as a licensee of the Bread Garden rights from Premium, since the BG Urban Café brand is our brand.

Currently, as with our Spicy Pickle concept, franchisees must qualify on the basis of experience in other management or food service ventures and should have liquid assets of at least $150,000. In the BG Urban Café organization franchise fees are CND $30,000 for each new restaurant location, and CND $20,000 for subsequent stores by the same owner.

Franchisees pay SPBG Franchising, Inc., a Canadian corporation and a wholly owned subsidiary of the Company, a 5% royalty on weekly gross sales and an additional 1.5% to support marketing efforts that produce brand development, agency support, point of purchase materials, print materials, and broadcast advertising.  The estimated initial cost of a BG Urban Café franchise is approximately CND $350,000 and varies based on location.  Each location is approximately 2,500 square feet with seating for 50-75 guests inside and with additional outdoor seating as available.

Industry Background

Spicy Pickle and BG Urban Café restaurants are classified as “fast casual” restaurants in the restaurant industry. There is no single definition of fast casual, but in concept a fast casual restaurant does not offer full table service, but generally offers high-quality food and atmosphere with either numbered or personalized delivery of meals to the table or a central pick up area. Fast casual fills the space between fast-food where no table service is available and food is paid for and delivered to the customer at the register, and casual dining where full table service is available to the customer.

Growth Strategy

We believe that our ability to deliver value, quality, price and convenience will help us grow. Our target customer is 21-55 years of age, educated with at least some college experience.  A typical location for Spicy Pickle and BG Urban Café restaurants is near a downtown area of a dense city, or near a tech center, government complex, university, or medical center where large numbers of administrative and professional employees are found.  We also look for big box centers anchored by a large tenant and in areas of both white collar workforce and high income households.

Our menus are moderately priced with an average ticket of approximately $9.00. We have expanded our menu to include catering and expect to add other day-parts to the Spicy Pickle locations that warrant it. We are committed to providing sufficient variety to encourage guests to return often and try something new.

At the present time, Our BG Urban Café menu offers more diversity and serves more day parts than our Spicy Pickle menu.  The BG Urban Café menu accommodates breakfast, lunch and dinner, as well as an all-day casual coffee and dessert service.

We believe that our continued growth will be the result of the appeal of our food, the clarity of our vision, the increasing strength of our brand and our commitment to constantly improving our customer experience.

As part of our growth strategy, in addition to our franchised restaurants, we will operate company-owned restaurants.    The Company currently operates 6 Spicy Pickles and we may operate additional units in both the Spicy Pickle and BG Urban Café brands.

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

Our Menu

Our Spicy Pickle menu offers customers a choice of seven signature submarine-style sandwiches, eight signature paninis, six salads, six signature pizzettis (not offered in all restaurants) and five soups, as well as a combo meal consisting of a one-half sandwich or panini and a small soup or salad. Customers can also build their own sandwich, salad or pizzetti choosing from three breads, 12 meats (or vegetables); eight cheeses, an unlimited number of our 22 toppings, and an unlimited number of our 14 spreads. Some menu items may vary from store to store. We feature high-quality ingredients consisting of all-natural products with no preservatives or MSG, except for the coloring in our yellow cheese. This is part of our strategy to attract the growing number of health-conscious consumers to our restaurants. We believe our restaurants deliver value, quality and convenience. Our menu is moderately priced with an average ticket of approximately $9.00.  Menu prices are set by franchisees at the store level and vary from location to location. Sandwiches typically cost between $6.45 and $7.25 with small and large soups and salads ranging from $3.45 to $7.95. An individual size pizzetti ranges from $7.45 to $7.95.

Our BG Urban Café menu offers customers a choice of five signature sandwiches, four wraps, three café sandwiches, a variety of oven baked entrées and pasta dishes, a variety of soups and salads as well as a number of breakfast items.  We also offer specialty coffees and tea in addition to an extensive pastry and dessert selection.

Our Current Locations

Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2010, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Arizona	1
California	3
Colorado	16
Illinois	1
Mississippi	1
Nevada	3	1
Ohio	1
Oklahoma	1
Oregon	1
Texas	6	1	1
Montana		1
North Dakota		1
Total	34	4	1

Our BG Urban Café locations, including those under construction, and in lease negotiation as of December 31, 2010 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia (1)	6
Richmond, British Columbia	2
Surrey, British Columbia	1
Burnaby, British Columbia	1
West Vancouver, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia	2
Whistler Resort, British Columbia	1
Total	16	-	-

Franchise Site Development and Expansion

Our restaurant locations in both concepts are critical to our long-term success, and we devote significant resources to assessing each prospective site. We have developed specific criteria to evaluate each site. We continuously review these criteria and adjust them as warranted.

We focus our site searches on metropolitan areas where daytime population is dense, as well as near tech centers, government complexes and medical centers where large numbers of administrative and professional people are employed. Preferred locations include: shopping center end-caps, free standing buildings near large intersections, residential areas, offices, retail outlets, universities, recreational facilities and hospitals. We also consider traffic patterns, area restaurant competition, and the likely impact on sales of our nearby restaurants, parking, accessibility, potential restaurant size and visibility. In larger metropolitan regions, we generally open restaurants in urban storefronts. We use a combination of our own development staff, local franchise knowledge, and outside real estate brokers to locate , evaluate, and negotiate new sites.

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

Intellectual Property

We have registered the following marks with the United States Patent and Trademark Office: Spicy Pickle (Registration No. 2,905,597), Spicy Pickle Sub Shop & design (Registration No. 2,918,645) and Spicy Pickle Panini♦Salads♦Subs & design (Registration No. 3,182,753).  We also have a Canadian registration Spicy Pickle Sub Shop & design name and logo (Registration No. TMA744,392).

Employees

As of March 4, 2011, we have a total of 62 employees in our franchising and restaurant operations, of which 17 are full time.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this report before making an investment decision. If any of the possible adverse events described below actually occur, our business results of operations or financial condition would likely suffer. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face.

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

Diminished restaurant performance and the difficulty in obtaining financing have also negatively impacted our ability to sell franchises and to get persons who have purchased franchises to develop their restaurants.  Persons who might otherwise invest in a franchise may be reluctant to do so if they believe that the cash flow generated by operating a Spicy Pickle or BG Urban Café restaurant does not provide an adequate return on an investment or is insufficient to service debt.  These factors may also discourage persons who have purchased franchises from investing more capital to develop their restaurants.  While we have signed agreements with franchisees to open 11 restaurants under the Spicy Pickle brand as of December 31, 2010, there is no assurance that all of these restaurants will be opened.  If the restaurants do not open, we will not receive cash flow from royalty fees they would generate.

We have been dependent upon loans and purchases of securities from related parties.

Since December 2008, we have depended upon loans from some of our directors to provide needed working capital for our operations.  During fiscal 2010 and 2009, cash provided by these loans were $1,500,000 and $700,000, respectively.  These loans are due May 1, 2013 and are secured by our assets.  In addition, some of our directors purchased $1,800,000 of common stock and warrants in 2009

Food safety and food-borne illness concerns may have an adverse effect on our business.

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

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to material monetary damages and other remedies.

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

We are pursuing a disciplined growth strategy, which will depend in large part on our ability and the ability of our franchisees to increase sales volumes in existing restaurants, open new restaurants, and operate these restaurants profitably. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new or converted restaurants will be operated profitably. Further, there is no assurance that any restaurant we open, or convert will obtain operating results similar to those of our existing restaurants. The success of our planned expansion, including our branding initiatives, will depend upon numerous factors, many of which are beyond our control.

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

We may not be able to continue to convince our customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients is worth the prices at our locations versus the lower prices offered by some of our competitors, particularly those in the quick-service segment. Our inability to successfully educate customers about the quality of our food and our pricing approach could require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create.

 We are dependent on key personnel, the loss of whom could significantly harm our business, results of operations and financial condition.

Our success depends to a significant extent upon the efforts and abilities of our key personnel, including Mark Laramie, Chief Executive Officer, as well as other key creative and strategic marketing and operational personnel. Competition for highly qualified personnel is intense. The loss of any executive officer, manager or other key employee could have a material adverse effect upon our business, operating results and financial condition. If we are not able to efficiently replace our key personnel with qualified individuals, our business and operational activities could suffer. In turn, if our operational activities decline, our financial performance and overall financial condition will also suffer. We cannot assure you that a replacement for these key employees could be located if their services were no longer available. At present, we do not have key man insurance for Mr. Laramie.

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

Our plans call for continued expansion in Company owned and franchised stores. This expansion will place a significant strain on our management, operational and financial resources, and we will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage our Company’s and our franchisees’ growing employee base. We also will be required to expand our finance, administrative and operations staff.

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

In addition to organic growth, to expand our operations and market presence, we intend to pursue a growth strategy driven by selling franchises and territories in key locations as well as opening additional company-owned and operated stores. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined franchises, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of the new franchises, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We may not be successful in overcoming these risks or any other potential problems. Any additional franchises may have a material adverse effect on our business if any of the risks stated above materialize, and each of the risks stated above could bring about adverse operating results which, in turn, would negatively impact our financial condition.

We have incurred increased costs as a result of being a public company and this may adversely affect our operating results.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission (the “SEC”). We expect these rules and regulations to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain the trading status of our common stock on the OTC Markets (“OTCQB”).

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

The market price of our common stock has fluctuated significantly in the past. Our common stock started trading on the OTC Bulletin Board (“OTCBB”) under the symbol “SPKL” on August 20, 2007.  Since it started trading, the high and low prices of a share of our common stock have been $2.02 and $0.05, respectively.  Currently our stock trades on the OTC Markets (“OTCQB”) and as of March 4, 2011, the last reported sale price of a share of our common stock was $0.06. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

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

In addition, the stock market in general, and the OTCBB and OTCQB specifically, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against public companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and, potentially, economic loss and a diversion of our management’s attention and resources.

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

As of March 4, 2011, our executive officers and directors own a significant number of our issued and outstanding shares of common stock.  Executive officers and directors own approximately 34.65% of our issued and outstanding common stock and other remaining shareholders own approximately 65.35% of our issued and outstanding common stock. Because executive officers and directors own a significant block of the common stock, they probably will have the ability to elect a majority of the Board of Directors and thereby control our management. Although they are under no obligation to do so, if our executive officers and directors (and their affiliates) were to vote together, they probably also would have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, even if a change of control would benefit shareholders.

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

Item 2.  Properties

We do not own any real property. We lease all of the real properties we use in our business. The table below sets forth information regarding each of those properties as of December 31, 2010. We believe that each of our leased facilities is suitable for the operations we conduct in it.

Use	Location	Current Monthly Rent	Square Footage	Remaining Term (in years) Excluding Renewal Periods	Available Optional Renewal Periods
Corporate headquarters	90 Madison St. Denver, CO	$12,827	7,869	2.75	No options remaining
Restaurant	1298 S. Broadway Denver, CO	$4,436	3,481	6.33	Two five-year options
Restaurant	10320 Federal Heights Blvd. #200 Federal Heights, CO	$3,804	1,453	3.67	Two five-year options
Restaurant	2043 S. University Blvd. Denver, CO	$4,641	2,200	5.50	Two five-year options
Restaurant	123 N. College Ave. Ft. Collins, CO	$3,636	1,848	1.00	Three five-year options
Restaurant	2120 E. Harmony Rd. #101 Ft. Collins, CO	$6,105	1,800	6.67	One five-year option
Restaurant	2300 Parker Rd. Aurora, CO	$6,552	1,800	7.25	Two five-year options
Corporate, Canadian headquarters	777 Dunsmuir Vancouver, Canada	$3,610	1,124	0.33	No options remaining

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol “SPKL.” Trading of our stock on the OTCBB began on August 20, 2007. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported by NASDAQ in the Info Quotes section of its website located at www.nasdaq.com. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2010	$0.12	$0.06
September 30, 2010	$0.09	$0.05
June 30, 2010	$0.16	$0.07
March 31, 2010	$0.19	$0.09
December 31, 2009	$0.21	$0.08
September 30, 2009	$0.23	$0.14
June 30, 2009	$0.20	$0.15
March 31, 2009	$0.24	$0.14

Shareholders

We have approximately 72 record holders of our common stock as of March 4, 2011.

Dividends

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuance of Unregistered Shares

During the quarter ended December 31, 2010, we issued 1,700,000 stock options to officers and directors of the Company.  We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933, as the grantees were deemed to be sophisticated with respect to the investment in the securities due to their involvement in our business.

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

Overview

Our business is the franchise and operation of Spicy Pickle™ and BG Urban Café restaurants. Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 10 states in the United States.  BG Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our BG Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  BG Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.

We market our menu primarily through targeted local store marketing efforts, mail drops, media advertising, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for ten years.  The “Bread Garden” brand name has existed since 1979.  We are headquartered in Denver, Colorado.

The first Spicy Pickle restaurant was launched in 1999 by two individuals under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb.  By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise.

As of December 31, 2010, we had 28 franchised Spicy Pickle restaurants and six company-owned Spicy Pickle restaurants opened.  Co-located with one of the restaurants was a bakery which provided fresh baked breads to the local area Denver restaurants.  On December 31, 2010 the bakery closed.  Bread is now baked system wide in the restaurants.

Our franchise agreements include build-out schedules for franchisee restaurants.  At December 31, 2010, we have signed agreements with franchisees to open 11 additional restaurants under the Spicy Pickle Brand.  However there can be no assurances that all of the additional restaurants will be built out and opened.  We review the schedule of build-outs on an ongoing basis and when we determine that a franchisee will not open a restaurant we terminate the agreement.  We continue to interview prospective franchisees and rely on the cash deposits from the franchise sales as well as royalty fees from the existing restaurants to support the expenses of the business.

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

Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of December 31, 2010, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Arizona	1
California	3
Colorado	16
Illinois	1
Mississippi	1
Nevada	3	1
Ohio	1
Oklahoma	1
Oregon	1
Texas	6	1	1
Montana		1
North Dakota		1
Total	34	4	1

In October 2008 we acquired the franchise rights to the Bread Garden restaurant chain.  We believe that our core competence is the building and operation of franchised restaurant chains.  Our purpose in acquiring the Bread Garden (currently BG Urban Café) restaurant chain was to allow us to better utilize our existing infrastructure by expanding our operating base.  In addition we made the acquisition to increase our revenues.  We are currently working towards increasing the number of franchised restaurants in the BG Urban Café chain.  We are also working to improve the menu offerings, develop new operating procedures and manuals, and to develop a more comprehensive marketing strategy.

Our BG Urban Café locations including those under construction and in lease negotiation as of December 31, 2010 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia (1)	6
Richmond, British Columbia	2
Surrey, British Columbia	1
Burnaby, British Columbia	1
West Vancouver, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia	2
Whistler Resort, British Columbia	1
Total	16	-	-

We intend to increase our revenues by selling new franchises and expanding consumption of our food products at all restaurants. General economic and industry conditions may affect our ability to do so and our revenue performance.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  The unanticipated economic conditions that surfaced in 2008 and continued into 2010 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.  As soon as it became apparent that the economic downturn would not correct itself in the short term, we significantly reduced our corporate overhead, mostly in the area of personnel cost.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $3,066,763 for the year ended December 31, 2010 and has incurred significant net losses since inception.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments and rebates for our cash flow.  The economic conditions of 2010 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  Management may elect to raise money during the year ended December 31, 2011 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the business commences operations. Initial franchise fees were established at $30,000 and $45,000 for the years ended December 31, 2010 and 2009, respectively.  Franchise fees recognized were $657,390 and $297,480 for the years ended December 31, 2010 and 2009, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us based on 5% of weekly gross receipts as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $970,774 and $878,639 for the years ended December 31, 2010 and 2009, respectively.

Rebates - Rebates received from purveyors that supply products to our franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $375,039, and $274,780 for the years ended December 31, 2010 and 2009, respectively.

Restaurant and Bakery Sales - We record revenue from restaurant and bakery sales upon delivery of the related food and other products to customers, which, in the case of the bakery, are our franchisees.  All sales taxes are presented on a net basis and are excluded from revenue.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the BG Urban Café brand of total franchisee gross receipts. At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $375,987 and $358,299 for the years ended December 31, 2010 and 2009, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $631,215 and $375,525 in 2010 and 2009, respectively, including those from the advertising fund and our own advertising expenses. The net amounts reflected in the financial statements are $255,228 and $17,226 in 2010 and 2009, respectively.  The excess of the amount collected over the direct amounts spent were used to offset overhead expenses, such as personnel costs, rent, and communications among other items, related to our advertising efforts.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period. Deferred rent expense was $150,634 and $143,401 at December 31, 2010 and 2009, respectively, and will be charged to rent expense over the life of the leases to which it relates.

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

We issued share-based payments under our 2006 Stock Option Plan which is a qualified stock option plan and to employees of our Canadian subsidiary, and certain directors on an individual by individual basis.

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

Goodwill and Other Intangibles

Goodwill and other intangible assets include the following:

	2010	2009
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	240,443	320,579
Total goodwill	$1,517,325	$1,597,461

Trademarks and acquired franchise agreements:
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	971,000	971,000
Total gross trademarks and acquired franchise agreements	1,262,000	1,262,000
Accumulated amortization of acquired trademarks	(174,600)	-
Accumulated amortization of acquired franchise agreements	(176,544)	(88,272)
Total accumulated amortization of trademarks and acquired franchise agreements	(351,144)	(88,272)
Total trademarks and acquired franchise agreements	910,856	1,173,728
Reacquired franchise agreements	40,000	55,000

Total other intangibles	$950,856	$1,228,728

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we would cease using the trademarks by March 31, 2011.  In exchange for not using the trademarks, we are no longer obligated to pay any overriding royalties on the BG Urban Café.  In addition we will receive $75,000 to defray the cost of rebranding the restaurants in Canada and we will account for that as a reduction of the expense.  The Bread Garden restaurants will be rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.  In accordance with ASC Topic 350, Intangibles Goodwill and Other(“ASC 350”), the trademarks for the Bread Garden now have a determinable life and we are amortizing the original acquisition cost through March 31, 2011.

Amortization expense related to the acquired trademarks was $174,600 for the year ended December 31, 2010.  There was no amortization for the year ended December 31, 2009.

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants and have an indefinite life.  During 2010 one of those restaurants were closed.  We have determined that at this time we will not reopen that restaurant.  For the year ended December 31, 2010 we amortized $15,000, the amount related to that restaurant.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Amortization expenses related to acquired franchise agreements was $88,272 in both of the years ended December 31, 2010 and 2009.

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASC 350, requires a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

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
c)	The type or class of customer for their products and services
d)	The methods used to distribute their products or provide their services

In making an estimate of future cash flow as they relate to our franchise operations of the BG Urban Cafes, we considered the following items:

•	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.
•	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Management’s estimates of new franchisees.

We performed the goodwill impairment analysis at December 31, 2010 and determined the fair value of goodwill and other indefinite lived intangibles as related to the BG Urban Café franchise operations was in excess of the carrying value.

In making an estimate of future cash flow as for our Spicy Pickle restaurant operations, we considered the following items:

•	The economic forecast in United States.
•	Industry forecast for the restaurant industry in United States with emphasis on the fast casual segment.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Changes to our menu and introduction of a new day part in our restaurants.

We performed the goodwill impairment analysis at December 31, 2010 and determined the fair value of goodwill and other indefinite lived intangibles as related to the restaurant operations was impaired in the amount of $80,136. This impairment was incurred due to the previously mentioned closure of one company store.

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

We performed an analysis on a unit by unit basis for our restaurants at December 31, 2010.  Assumptions used in preparing the expected cash flows were as follows:

•
Sales projections for 2011 were based on 2010 sales with increases for increased marketing and pricing adjustments.  For the years 2012 through 2018 we used annual increases of 3%.  We believe the 3% increases beyond 2011 is a reasonable growth and that it would be unreasonable to assume no growth.

•	Our food costs are projected based on our anticipated operating cost after our supply chain restructuring which occurred in November 2010.
•	Our variable and semi-variable operating costs are projected to increase and include an additional 1.5% per year as inflation.
•	Our fixed operating costs are projected to increase 1.5% per year.
•	Salvage value has been estimated on a restaurant by restaurant basis.

Based on our analysis, no impairment charges were recognized for the year ended December 31, 2010.

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

Results of Operations

Operating Statistics
The following analysis shows operating statistics for the years ended December 31, 2010 and 2009:

	2010		2009
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$2,143,263	48.01%	$2,264,926	54.94%
Bakery sales	317,195	7.11%	406,600	9.86%
Franchise fees and royalties	2,003,203	44.88%	1,450,899	35.20%
Total revenue	$4,463,661	100.00%	$4,122,425	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$797,777	37.22%	$798,768	35.27%
Labor	888,864	41.47%	983,630	43.43%
Occupancy	404,836	18.89%	449,989	19.87%
Depreciation	263,976	12.32%	241,143	10.65%
Other operating cost	301,849	14.08%	271,182	11.97%
Total restaurant operating expenses	$2,657,302	123.98%	$2,744,712	121.19%

Bakery:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$92,418	29.14%	$104,325	25.66%
Labor	143,819	45.34%	185,461	45.61%
Occupancy	34,958	11.02%	28,610	7.04%
Depreciation	37,356	11.78%	39,367	9.68%
Other operating cost	81,302	25.63%	90,793	22.33%
Total bakery operating expenses	$389,853	122.91%	$448,556	110.32%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$3,896,054	194.49%	$2,799,974	192.98%
Depreciation	299,424	14.95%	119,965	8.27%
Impairment of goodwill	80,136	4.00%	-	-%
Total franchise and general expenses	$4,275,614	213.44%	$2,919,939	201.25

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$7,322,769	164.05%	$6,113,207	148.29%

(Loss) from operations	(2,859,108)	(64.05%)	(1,990,782)	(48.29%)

Other income and (expense):
Gain (loss) on disposal of assets	(30,189)	(0.68%)	1,723	.04%
Interest income (expense)	(178,148)	(3.99%)	(84,139)	(2.04%)
Other income (expense)	682	0.02%	33,357.81%
Total other income and (expense)	(207,655)	(4.65%)	(49,059)	(1.23%)

Net (loss)	$(3,066,763)	(68.70%)	$(2,039,841)	(49.48%)

The components of revenue are restaurant sales for company-owned restaurants, bakery sales for the company-owned bakery and royalties and franchise fees for our franchise operations.

For the year ended December 31, 2010, total revenue increased $341,236 (8.28%) from $4,122,425 for the year ended December 31, 2009 to $4,463,661 for the same period in 2010.

For the year ended December 31, 2010, restaurant sales decreased by $121,663 (5.37%) from $2,264,926 in 2009 to $2,143,263 in 2010.  The decrease in restaurant revenue is principally due to the number of restaurants operating in each period.  During 2010 we closed one restaurant.  We had six restaurants for the majority of the year as compared to seven restaurants in 2009.

For the year ended December 31, 2010, bakery sales decreased by $89,405 (21.99%) from $406,600 in 2009 to $317,195 in 2010.  We had fewer customers, both franchise and our restaurants, in 2010 than we did in 2009.

The loss from restaurant operations increased $34,253 (7.14%) from $479,786 for the year ended December 31, 2009 to $514,039 for the year ended December 31, 2010.  The increased loss resulted from a decrease in revenue of our restaurants.  Significant portions of operating costs are semi variable and fixed in nature and at the level of revenue resulted in a higher operating cost as a percentage of revenue.

The loss from bakery operations increased $30,702 (73.18%) from $41,956 for the year ended December 31, 2009 to $72,658 for the year ended December 31, 2010.  Significant portions of operating costs are semi variable and fixed in nature and at the level of revenue resulted in a higher operating cost as a percentage of revenue.

Franchise fees and royalty revenue increased $552,304 (38.07%) from $1,450,899 for the year ended December 31, 2009 to $2,003,203 in 2010.  Initial franchise fees are collected when a franchisee enters into a franchise agreement.  At that point fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.

Three new Spicy Pickle restaurants and 3 BG Urban Café restaurants were opened and 15 agreements, which represent 46 restaurants, were terminated during the year ended December 31, 2010 and we recognized initial franchise fees of $657,390.  Five Spicy Pickle restaurants and 6 BG Urban Café restaurants were opened and 3 agreements, which represented 12 restaurants, were terminated during the year ended December 31, 2009 and we recognized initial franchise fees of $297,480. There was $48,000 of deferred franchise fees collected during the year ended December 31, 2010 as compared to $145,000 for the year ended December 31, 2009.

Royalty fees increased $92,135 (10.49%) from $878,639 for the year ended December 31, 2009 to $970,774 for the year ended December 31, 2010.  The increase is due primarily to the addition of 3 BG Urban Café restaurants paying royalties in 2010, and a slight increase in Spicy Pickle system wide sales offset by fewer Spicy Pickle restaurants.

Rebates included in revenue increased $100,259 (36.49%) from $274,780 for the year ended December 31, 2009 to $375,039 for the year ended December 31, 2010.  The increase is due primarily to the addition of 3 BG Urban Café restaurants paying royalties in 2010, and a slight increase in Spicy Pickle system wide sales offset by fewer Spicy Pickle restaurants.

During the year ended December 31, 2010, we made significant changes in our management team.  We added more experienced individuals to our Board of Directors as well as a new Chief Executive Officer and Chief Financial Officer.  We also continued to trim our staff and eliminated a number of positions, including the Chief Culinary Officer.  Overall, the number of full time employees remained at 13 at December 31, 2010.  There were certain costs related to our restructuring and are reflected in our general and administrative expenses more fully explained below.

The following table sets forth details of the costs that make up general and administrative expenses and the differences for the year ended December 31, 2010 as compared to December 31, 2009.

	2010	2009	Difference
Personnel cost	$1,929,359	$1,493,785	$435,574
Professional fees	391,973	257,817	134,156
Stock options	235,999	168,825	67,174
Marketing, advertising, promotion	255,228	17,226	238,002
Rent	197,341	193,615	3,726
Travel and entertainment	151,914	168,764	(16,850)
MIS	114,458	110,779	3,679
Director fees	113,945	-	113,945
Investor relations	64,965	48,875	16,090
Bad Debt	63,075	9,796	53,279
Other general and administrative expenses	377,797	330,492	47,305
Total general and administrative expenses	$3,896,054	$2,799,974	$1,096,080

General and administrative expenses increased $1,096,080 (39.15%) from $2,799,974 for the year ended December 31, 2009 to $3,896,054 for year ended December 31, 2010.

Our most significant expense continues to be personnel costs.  Personnel cost increased $435,574 (29.16%) from $1,493,785 for 2009 to $1,929,359 for 2010.  Although we maintained the same amount of staff, our personnel costs increased as a result of a number of factors.  First we issued 1,500,000 shares of our common stock to two officers in the beginning of the year as an incentive to reduce their salaries.  The officers subsequently left our employ.  In addition, we issued 3,000,000 shares of our common stock to our new Chief Executive officer as an inducement to becoming an employee.  These issuances were accounted for as compensation expense and recorded at the fair market value of the stock at the date of issuance which in the aggregate was $345,000.  The balance of the difference, $90,574 relates to overlapping salaries, salary differential and severance payments during the restructure.

Professional fees increased $134,156 (52.04%) from $257,817 for 2009 to $391,973 for 2010.  The increase results from the write off of a deferred consulting fee in 2010 in the amount of $78,750, consulting fees paid to the prior Chief Financial Officer to assist in the transition of the new Chief Financial Officer of approximately $22,000, and additional consultants used during the transition.  We anticipate lower professional fees in 2011.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $67,174 (39.79%) from $168,825 for 2009 to $235,999 for 2010.  We granted 7,700,000 stock options and 1,600,000 stock options during the years ended December 31, 2010 and 2009, respectively.  There were 12,512,500 stock options and 7,990,000 stock options outstanding at December 31, 2010 and 2009, respectively. At December 31, 2010, 9,012,500 of the stock options are exercisable.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the BG Urban Café brand of total franchisee gross receipts. At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $375,987 and $358,299 for the years ended December 31, 2010 and 2009, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $631,215 and $375,525 in 2010 and 2009, respectively, including those from the advertising fund and our own advertising expenses. The net amounts reflected in the financial statements are $255,228 and $17,226 in 2010 and 2009, respectively.  The excess of the amount collected over the direct amounts spent were used to offset overhead expenses, such as personnel costs, rent, and communications among other items, related to our advertising efforts.

Rent expense increased $3,726 (1.92%) from $193,615 for 2009 to $197,341 for 2010.  The increase resulted from an adjustment to monthly rent as a result of landlord cost pass through.

Travel and entertainment decreased $16,850 (9.98%) from $168,764 for 2009 to $151,914 for 2010.  The decrease was due to less travel related to our operations department in visiting franchised locations to perform onsite evaluations.  We have temporarily reduced the number of visits made each year and combine multiple locations on each trip.

MIS increased $3,679 (3.32%) from $110,779 for 2009 to $114,458 for 2010.  The increase was primarily as a result of the additional support of our systems as we went through our personnel restructuring.

Directors’ fees incurred in 2010 were $113,945.  There were no fees in 2009.

Investor relations increased $16,090 (32.92%) from $48,875 for 2009 to $64,965 for 2010.  The increase was a result of increased activity in our investor relations efforts.  We had previously cut back significantly in those efforts and we decided that we needed to communicate more with our shareholders.

Bad debt increased $53,279 (543.89%) from 9,796 in 2009 to $63,073 in 2010.  As a result of the economy, certain customers of our bakery operation were behind in payments.  In addition, certain of our BG Urban Café franchisees were behind in their payments. We decided to reserve for the possible bad debt of these accounts.

Other general and administrative expenses increased $47,305 (14.31%) from $330,492 for 2009 to $377,797 for 2010.  This increase is spread over a variety of items, none of which individually is significant.

The loss from operations was $2,859,108 for the year ended December 31, 2010 as compared to $1,990,782 for the year ended December 31, 2009. The increase in loss from operations of $868,326 (43.62%) was primarily due to the increase in personnel expenses, professional fees, marketing and advertising expenses, stock options, the addition of directors’ fees and other operating expenses.   In addition we wrote off $80,136 of goodwill as a result of closing one of our restaurants.  Other income (expense) was an expense of ($207,655) for the year ended December 31, 2010 as compared to an expense of ($49,059) for 2009.  The increase in the other expense results from increased interest expense of $94,009 in 2010 over 2009, as a result of increased borrowing under our line of credit with related parties.  In addition, in 2010, we disposed of $30,189 of assets that were no longer in use.  In 2009 we recorded a gain of $1,723 on the sale of assets.

The net loss for the year ended December 31, 2010 was $3,066,763 compared to a net loss of $2,039,841 for the year ended December 31, 2009, an increased loss of $1,026,922 (50.34%).

Liquidity and Capital Resources

At December 31, 2010, we had working capital deficit of $299,234, as compared to working capital of $80,064 at December 31, 2009.  Of the working capital (deficit) at December 31, 2010 and 2009, $142,000 and $661,500, respectively was deferred franchise fee revenue and does not represent a cash liability.

In December 2008, two members of our Board of Directors granted us a line of credit which was to expire January 31, 2010.  The line of credit was for an aggregate of $550,000 and bore interest at a rate of one percent above the prime rate and was secured by certain of our assets.  During the year ended December, 2009, the amount of the line was increased to $800,000.

During September 2009, the line of credit was renegotiated and the outstanding principal and accrued interest, totaling $817,252, was converted to a convertible promissory note (“Convertible Note”).  The Convertible Note is due January 31, 2012, bears interest at the same rate that the line of credit did, one percent above the prime rate.  Interest is payable semi-annually.  The holders of the Convertible Note may convert any amount of the principal and accrued interest due into our Common Stock at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

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

	2010	2009
Face value of the note to be repaid if not converted	$817,252	$817,252
Amount allocated to additional paid in capital	(91,415)	(140,325)
Note payable to related parties	$725,837	$676,927

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.  The amount of amortization for the years ended December 31, 2010 and 2009, respectively, were $48,910 and $16,839.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At December 31, 2010, the interest rate on the borrowings was 12.438%.

During the year ended December 31, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.   Interest expense recognized on the note was $53,125 for the year ended December 31, 2010.  As of December 31, 2010, we have drawn down $1,500,000 of the loan and have $500,000 available.

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

During the year ended December 31, 2010, we used cash in operating activities of $1,925,421 as compared to cash used in operations of $1,599,383 for the year ended December 31, 2009.  Cash in the amount of $74,392 was used for the purchase of assets for the year ended December 31, 2010 as compared to cash of $3,401 provided from the sale of assets netted against purchases for the year ended December 31, 2009.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at December 31, 2010 was $142,000, a decrease of $519,500 compared to December 31, 2009. Although not recorded as revenue, any payments received will provide working capital.

At December 31, 2010, we had contractual obligations for operating leases of approximately $1,920,278, of which $399,597 is due by December 31, 2011.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2010 are as follows:

2011	$399,597
2012	348,558
2013	275,024
2014	263,783
2015	246,393
Later years	386,923
$1,920,278

During the year ended December 31, 2010, we issued 4,500,000 shares of Common Stock to employees of the Company.  The stock was valued at the trading price on the date of issuance.  The Company recorded $345,000 as compensation expense related to these shares, the trading value at the date of issuance.

Summary – December 31, 2010

The difficult economic conditions of 2009 and 2010 resulted in us not selling as many new franchises as we initially projected.  The extent of the recession was not clear until the third or fourth quarter of 2008.  We reacted to the downturn as soon as it became apparent that it would not correct itself in the short term.  Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the length of time the U.S. economy is in a recession, the availability of financing for existing and potential franchisees to open new restaurants, our future performance and our ability to successfully implement our stated business and growth strategies.  Many of these factors are beyond our control. If our working capital is insufficient to fund the implementation of our business plan we will be required to seek additional financing sooner than currently anticipated in order to proceed with our business goals.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  In the past we have issued common stock to our consultants and professional services providers in lieu of cash payments for these services. We may continue this practice to conserve our cash to pay for operations, product development and inventory.

Off-Balance Sheet Arrangements

At December 31, 2010, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
Spicy Pickle Franchising, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Spicy Pickle Franchising, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spicy Pickle Franchising, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP Minneapolis, Minnesota March 17, 2011

Spicy Pickle Franchising, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$247,349	$809,790
Accounts receivable	241,812	193,138
Other receivable	233,791	85,078
Inventory	30,977	30,828
Prepaid expenses and other current assets	39,092	169,589
Total current assets	793,021	1,288,423
Property and equipment, net of accumulated depreciation	1,328,492	1,583,729
Other assets:
Deposits and other assets	50,091	140,853
Goodwill	1,517,325	1,597,461
Other intangibles, net of amortization	950,856	1,228,728
Total other assets	2,518,272	2,967,042
Total assets	$4,639,785	$5,839,194

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$122,500	$30,000
Accounts payable	481,637	329,871
Accrued expenses and compensation	277,597	118,467
Accrued dividends	68,521	68,521
Deferred franchise revenue	142,000	661,500
Total current liabilities	1,092,255	1,208,359
Notes payable to related parties	2,225,837	676,927
Long-term debt, net of current portion	317,500	467,000
Deferred rent expense	150,634	143,401
Total long-term liabilities	2,693,971	1,287,328

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 85,494,274 and 80,994,274 shares issued
and outstanding in 2010 and 2009, respectively	85,494	80,994
Additional paid in capital	17,358,757	16,782,258
Fair value of common stock warrants	628,010	628,010
Accumulated (deficit)	(17,260,802)	(14,194,039)
Accumulated comprehensive income (loss)	(9,855)	(5,671)
Total Spicy Pickle Franchising, Inc. stockholders’ equity	801,604	3,291,552
Non controlling interest	51,955	51,955
Total equity	853,559	3,343,507
Total liabilities and stockholders’ equity	$4,639,785	$5,839,194

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For The Years Ended December 31, 2010 and 2009

	2010	2009
Revenue:
Restaurant and bakery sales	$2,460,458	$2,671,526
Franchise fees and royalties	2,003,203	1,450,899
Total revenues	4,463,661	4,122,425

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	890,195	903,093
Labor	1,032,683	1,169,091
Occupancy	439,794	478,599
Depreciation	301,332	280,510
Other operating costs	383,151	361,975
Total restaurant and bakery operating costs	3,047,155	3,193,268

Franchise and general:
General and administrative	3,896,054	2,799,974
Depreciation and amortization	299,424	119,965
Loss on impairment of goodwill	80,136	-
Total franchise and general	4,275,614	2,919,939
Total operating costs and expenses	7,322,769	6,113,207
(Loss) from operations	(2,859,108)	(1,990,782)

Other income (expense):
(Loss) gain on disposal of assets	(30,189)	1,723
Net interest income (expense)	(178,148)	(84,139)
Other income (expense)	682	33,357
Total other income (expense):	(207,655)	(49,059)
Net (loss)	(3,066,763)	(2,039,841)
Dividend on preferred stock	-	(200,713)
Effect of preferred stock redemption and induced conversion	-	(538,831)
Net (loss) attributable to common shareholders	(3,066,763)	(2,779,385)
Other comprehensive (loss):
Foreign currency exchange gain (loss)	(4,184)	7,744
Comprehensive (loss)	$(3,070,947)	$(2,771,641)

Per share information - basic and fully diluted:
Weighted average shares outstanding	83,744,274	63,622,814
Net (loss) per share attributable to common shareholders	$(0.04)	$(0.04)

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statement of Stockholders’ Equity
For The Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Accumulated Comprehensive	Non-controlling Interest In Consolidated
	Shares	Amount	Shares	Amount	Capital	Warrants	(Deficit)	(Loss)	Subsidiary	Total

Balances at January 1, 2009	649	$4,418,941	53,535,247	$53,535	$9,843,863	$873,825	$(11,953,485)	$(13,415)	$51,955	$3,275,219
Redemption and conversions of preferred stock	(649)	(4,418,941)	6,931,201	6,931	4,304,352	(692,340)	-	-	-	(799,998)
Common shares issued for cash and value of warrants issued in transaction	-	-	17,307,697	17,308	1,776,652	446,525	-	-	-	2,240,485
Common shares issued for services	-	-	1,576,500	1,576	250,665	-	-	-	-	252.241
Common shares issued in settlement of accounts payable	-	-	53,545	54	12,256	-	-	-	-	12,310
Dividends on preferred stock	-	-	-	-	-	-	(200,713)	-	-	(200,713)
Issuance of common stock in lieu of cash dividend	-	-	1,590,084	1,590	268,481	-	-	-	-	270,071
Beneficial conversion feature on convertible debt	-	-	-	-	157,164	-	-	-	-	157,164
Fair value of stock options granted	-	-	-	-	168,825	-	-	-	-	168,825
Foreign currency translation adjustment	-	-	-	-	-	-	-	7,744	-	7,744
Net (loss) for the year	-	-	-	-	-	-	(2,039,841)	-	-	(2,039,841)
Balances at December 31, 2009	-	-	80,994,274	80,994	16,782,258	628,010	(14,194,039)	(5,671)	51,955	3,343,507
Common shares issued for services	-	-	4,500,000	4,500	340,500	-	-	-	-	345,000
Fair value of stock options granted	-	-	-	-	235,999	-	-	-	-	235,999
Foreign currency translation adjustment	-	-	-	-	-	-	-	(4,184)	-	(4,184)
Net (loss) for the year	-	-	-	-	-	-	(3,066,763)	-	-	(3,066,763)
Balance December 31, 2010	-	$-	85,494,274	$85,494	$17,358,757	$628,010	$(17,260,802)	$(9,855)	$51,955	$853,559

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009
	2010	2009
Cash flows from operating activities:
Net (loss)	$(3,066,763)	$(2,039,841)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	600,756	400,475
Stock based compensation expense	580,999	421,066
Bad debt	102,497	9,796
Goodwill impairment	80,136	-
Amortization of debt discount	48,910	-
(Gain) loss on disposal of assets	30,189	(1,723)
Changes in operating assets and liabilities:
Accounts receivable	(173,171)	48,239
Other receivable	(148,713)	(50,078)
Prepaid expenses and other	130,497	(106,140)
Inventories	(149)	3,352
Deposits and other assets	90,762	(59,047)
Accounts payable, trade	151,766	(83,320)
Accrued expenses and compensation	159,130	(82,511)
Deferred franchise revenue	(519,500)	(110,000)
Other liabilities	7,233	50,349
Net cash (used in) operating activities	(1,925,421)	(1,599,383)

Cash flows from investing activities:
Purchase of property and equipment	(74,392)	(10,099)
Proceeds from sale of assets	-	13,500
Net cash provided by (used in) investing activities	(74,392)	3,401

Cash flows from financing activities:
Proceeds from note payable to related parties	1,500,000	700,000
Repayment of notes payable to related party	-	(30,000)
Repayment of notes payable	(57,000)	-
Proceeds from sale of common stock	-	2,240,485
Cash redemption of preferred stock	-	(798,998)
Net cash provided by (used in) financing activities	1,443,000	2,111,487

Effect of foreign exchange rate change	(5,628)	6,803

Net (decrease) increase in cash and cash equivalents	(562,441)	522,308
Cash and cash equivalents, beginning of period	809,790	287,482
Cash and cash equivalents, end of period	$247,349	$809,790

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009
	2010	2009
Supplemental cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$48,292	$81,591
Non-cash investing and financing activities: Equipment received in settlement of accounts receivable	$22,000	$0
Note issued in settlement of accounts payable	$0	$27,000
Stock issued in settlement of accounts payable	$0	$46,361
Stock issued in lieu of cash dividends	$0	$270,071
Conversion of preferred stock to common stock	$0	$3,619,944

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

Spicy Pickle Franchising, Inc. (“our,” “we,” “us,” and the “Company”) was organized in the State of Colorado on January 14, 2003 as a limited liability company and on September 8, 2006 converted to a corporation. We are engaged in the business of marketing and franchising Spicy Pickle restaurants, which specialize in fast casual food featuring fresh, made-to-order, premium submarine-style, deli and Panini sandwiches, salads, soups and soft drinks. Twenty eight of the franchisee-owned restaurants and 6 Company-owned restaurants were open and 4 franchised restaurants were under construction as of December 31, 2010.  Restaurants are located in 10 states.  As of December 31, 2010, we have signed agreements with franchisees to open 11 additional restaurants. We continue to interview prospective franchisees and rely on the cash deposits from the franchise sales as well as royalty fees from the existing stores to support the expenses of the business.

Five of our Company owned restaurants are operating in wholly owned subsidiaries and one has a third party non-controlling minority interest.

During the years ended December 31, 2010 and 2009, we operated a bakery which supplied fresh baked bread to certain Company owned restaurants and franchisee owned restaurants in the metropolitan Denver, Colorado area.  The bakery ceased its operations on December 31, 2010.

In October 2008, the Company acquired the operating assets of Bread Garden Franchising, Inc.  Bread Garden Franchising, Inc. is in the business of marketing and franchising BG Urban Cafés, restaurants that also specialize in fast casual dining.  At December 31, 2010, there were 16 franchised BG Urban Cafés opened and none under construction.  All of the stores are located in the metropolitan Vancouver area in British Columbia, Canada.

2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $3,066,763 for the year ended December 31, 2010 and has incurred significant net losses since inception.

We have been developing our franchise network through the sale of franchises and through acquisition. We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow. The economic conditions of 2010 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.  We significantly reduced our corporate overhead mostly in the area of personnel cost.

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  Management may elect to raise money during the year ended December 31, 2011 to meet any shortfalls from operations. However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Accounts Receivable
Accounts receivable consists primarily of amounts billed to franchisees for royalties, advertising fees, expenses advanced on behalf of the franchisees and expected rebates from vendors. We make our best estimate of the amounts of probable credit losses in our existing accounts receivable and provides for such loss as an allowance for doubtful accounts. At December 31, 2010 and at December 31, 2009, we estimated an allowance for doubtful accounts of $101,184, and $40,412, respectively.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

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

Goodwill and Other Intangibles
We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the BG Urban Café franchise business acquired in 2008.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

In accordance with ASC 350 we perform an impairment analysis of the goodwill and indefinite lived intangibles assets on an annual basis. We performed the analysis at December 31, 2010 and determined that there was impairment in goodwill of $80,136.

Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors.  However, projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term.

We performed an analysis on a unit by unit basis for our restaurants at December 31, 2010.  Based on our analysis, no impairment charges to long-lived assets were recognized for the year ended December 31, 2010.

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

Concentration of Credit Risks
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and trade accounts receivable as well as other receivables primarily related to our BG Urban Café operations. Our cash and trade receivables are primarily from our franchisees. To the extent our franchisees face difficult economic conditions, we are exposed to a concentration of credit risk.

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

Our financial instruments consist of cash and cash equivalents, short-term trade receivables, other receivables, payables, line of credit, and long term debt. The carrying values of cash and cash equivalents and short-term trade

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

receivables, other receivables, and payables and line of credit approximate their fair value due to their short maturities. The carrying value of long term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

Revenue Recognition
Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the business commences operations. Initial franchise fees were established at $30,000 and $45,000 for the years ended December 31, 2010 and 2009, respectively.  Franchise fees recognized were $657,390 and $297,480 for the years ended December 31, 2010 and 2009, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us based on 5% of weekly gross receipts as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $970,774 and $878,639 for the years ended December 31, 2010 and 2009, respectively.

Rebates - Rebates received from purveyors that supply products to our franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $375,039, and $274,780 for the years ended December 31, 2010 and 2009, respectively.

Restaurant and Bakery Sales - We record revenue from restaurant and bakery sales upon delivery of the related food and other products to customers, which, in the case of the bakery, are our franchisees.  All sales taxes are presented on a net basis and are excluded from revenue.

Advertising Costs
Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the BG Urban Café brand of total franchisee gross receipts. At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $375,987 and $358,299 for the years ended December 31, 2010 and 2009, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $631,215 and $375,525 in 2010 and 2009, respectively, including those from the advertising fund and our own advertising expenses. The net amounts reflected in the financial statements are $255,228 and $17,226 in 2010 and 2009, respectively.  The excess of the amount collected over the direct amounts spent were used to offset overhead expenses, such as personnel costs, rent, communications among other items, related to our advertising efforts

Income Taxes
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

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2006 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. No income tax related interest or penalties has been assessed or recorded.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

Rent Expense
We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period. Deferred rent expense was $150,634 and $143,401 at December 31, 2010 and 2009, respectively, and will be charged to rent expense over the life of the leases to which it relates.

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

We use the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

The reporting currency of the Company is the United States dollars (“U.S. dollars”) and the accompanying consolidated financial statements have been expressed in U.S. dollars. In addition, one of the Company’s operating subsidiaries in Canada maintains its books and records in its local currency, Canadian dollars, which are the functional currency of the economic environment in which its operations are conducted.

Assets and liabilities of the subsidiary whose functional currency is not the U.S. dollars are translated into US dollars, in accordance with ASC Topic 830, Foreign Currency Matters (“ASC 830”), using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary is recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Comprehensive Income
ASC Topic 220, Comprehensive Income (“ASC 220”), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Recent Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

Reclassifications
Certain reclassifications have been made to prior year reported amounts to provide disclosure consistent with presentation in the current year.  Specific items reclassified include the inclusion of the non-controlling interest in a less than 100% owned restaurant as a separate component of stockholders’ equity and the inclusion in prepaid expenses of the deferred portion of a service contract paid for with common stock.

3. Property and Equipment

Major classes of property and equipment consist of the following:

	2010	2009
Computer software and equipment	$185,192	$160,938
Furniture and fixtures	276,509	304,021
Office equipment	26,344	26,344
Leasehold improvements	1,141,239	1,189,132
Kitchen equipment	334,997	487,917
Vehicles	17,341	17,340
Equipment not in use	224,125	41,186
	2,205,747	2,226,878
Less: accumulated depreciation	(877,255)	(643,149)
	$1,328,492	$1,583,729

We recorded depreciation expense related to these assets of $322,884 and $312,203 in 2010 and 2009, respectively.

4.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following:

	2010	2009
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	240,443	320,579
Total goodwill	$1,517,325	$1,597,461

Trademarks and acquired franchise agreements:
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	971,000	971,000
Total gross trademarks and acquired franchise agreements	1,262,000	1,262,000
Accumulated amortization of acquired trademarks	(174,600)	-
Accumulated amortization of acquired franchise agreements	(176,544)	(88,272)
Total accumulated amortization of trademarks and acquired franchise agreements	(351,144)	(88,272)
Total trademarks and acquired franchise agreements	910,856	1,173,728
Reacquired franchise agreements	40,000	55,000

Total other intangibles	$950,856	$1,228,728

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

Amortization expense related to trademarks and acquired franchise agreements for 2010 and 2009 was $277,872 and $88,272, respectively.  Estimated future amortization expense by category as of December 31, 2010 was as follows:

Year	Trademarks	Franchise Agreements	Total Amortization
2011	$116,400	$88,272	$204,672
2012	-	88,272	88,272
2013	-	88,272	88,272
2014	-	88,272	88,272
2015	-	88,272	88,272
Later years	-	353,096	353,096
	$116,400	$794,456	$910,856

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we would cease using the trademarks by March 31, 2011.  In exchange for not using the trademarks we are no longer obligated to pay any overriding royalties on the BG Urban Café.  In addition we will receive $75,000 to defray the cost of rebranding the restaurants in Canada and we will account for that as a reduction of the expense.  The Bread Garden restaurants will be rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.  In accordance with ASC Topic 350, Intangibles Goodwill and Other, the trademarks for the Bread Garden now have a determinable life and we are amortizing the original acquisition cost through March 31, 2011.  Amortization expense related to the acquired trademarks was $174,600 for the year ended December 31, 2010.  There was no amortization for the year ended December 31, 2009.

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants and have an indefinite life.  During 2010, one of those restaurants was closed.  We have determined that at this time we will not reopen that restaurant.  For the year ended December 31, 2010 we amortized $15,000, the amount related to that restaurant.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Amortization expenses related to acquired franchise agreements was $88,272 in both of the years ended December 31, 2010 and 2009.

In making an estimate of future cash flow as they relate to our franchise operations of the BG Urban Cafés, we considered the following items:
•	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.
•	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Management’s estimates of new franchisees.

We performed the goodwill impairment analysis at December 31, 2010 and determined the fair value of goodwill and other indefinite lived intangibles as related to the BG Urban Café franchise operations was in excess of the carrying value.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

In making an estimate of future cash flow as they relate to our Spicy Pickle restaurant operations, we considered the following items:
•	The economic forecast in United States.
•	Industry forecast for the restaurant industry in United States with emphasis on the fast casual segment.
•	Historical operating history of acquired assets as adjusted for forecast.
•	Changes to our menu and introduction of a new day part in our restaurants.

We performed the goodwill impairment analysis at December 31, 2010 utilizing a discounted cash flow analysis, which is a non-recurring level three fair value measurement, and determined the fair value of goodwill and other indefinite lived intangibles as related to the restaurant operations was impaired in the amount of $80,136.This impairment incurred due to the previously mentioned closure of one company store.

5. Notes Payable to Related Parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

In December 2008, two members of our Board of Directors granted us a line of credit which expires January 31, 2010.  The line of credit was for an aggregate of $550,000 and bore interest at a rate of one percent above the prime rate and was secured by certain of our assets.  During 2009 the amount of the line was increased to $800,000.

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

	2010	2009
Face value of the note to be repaid if not converted	$817,252	$817,252
Amount allocated to additional paid in capital	(91,415)	(140,325)
Note payable to related parties	$725,837	$676,927

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.  The amount of amortization for the years ended December 31, 2010 and 2009, respectively, were $48,910 and $16,839.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At December 31, 2010, the interest rate on the borrowings was 12.438%.

During the year ended December 31, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.   Interest expense recognized on the note was $53,125 for the year ended December 31, 2010.  As of December 31, 2010, we have drawn down $1,500,000 of the loan and have $500,000 available.

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

6.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets acquired in prior years.  The notes bear interest at the rate of 10% per annum.  Subsequent to December 31, 2010, the terms of the note were amended.  The new terms require a payment of $40,000 in February 2011 and then amortized through November 30, 2012, with principal payments of $7,500 per month plus accrued interest, with a balloon payment of $235,000 on December 31, 2012.  The notes are now secured by all of the assets of the Company.  In the event of default these notes will rank equal to the security interest granted to the note holders described in Note 5, pro-rata with the amounts then outstanding with respect to the secured parties.  The resulting maturities of the long term debt by year are as follows:

Long term debt	2011	2012
Notes issued for acquisition of assets	$122,500	$317,500
Total long term debt	$122,500	$317,500

7. Commitments and Contingencies

We lease office space, as well as restaurant locations, and a vehicle under non-cancelable operating leases, which expire through 2018.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2010 are as follows:

2011	$399,597
2012	348,558
2013	275,024
2014	263,783
2015	246,393
Later years	386,923
$1,920,278

We sublease a portion of our corporate offices pursuant to a short term sub-lease with aggregate rental income due to us of $14,181 through June 2011.  The rental income is offset against rent expense.

Rent expense for the year ended December 31, 2010 was $572,366, which is net of rental income of $28,224 and for the year ended December 31, 2009 was $611,004, which is net of rental income of $13,973.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

8. Stockholders’ Equity

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

We were required to pay each holder of Series A Preferred Stock cumulative dividends at a rate per share of 5% per annum until the second anniversary of the original issue date, 7.5% per annum from the second anniversary of the original issue date until the third anniversary of the original issue date, and 14% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on July 1, 2008, and upon conversion or redemption of the Series A Preferred Stock. Such dividends were payable in cash or, at our option, in shares of common stock or a combination thereof.  The dividend on the Series A Preferred stock for the year ended December 31, 2009 was $200,714.  Such dividends decreased earnings available to common shareholders and were charged to retained deficit.  In the original transaction the investors received warrants to purchase an aggregate of 5,287,500 shares of our $.001 par value common stock at an exercise price of $1.60 per share.

We determined the fair value of the warrants as of the issuance date. We used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to half of the contractual term of the warrants, no dividends, a risk free rate of 5.5%, and volatility of 39%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate fair value of approximately $952,500.  A portion of this amount ($821,872) was allocated to Common Stock Warrants as of December 31, 2008 based upon the percentage relationship of the warrant fair value to the total fair value of the offering multiplied by the gross proceeds of the offering.

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

During the year ended December 31, 2008, holders of 82,500 common stock purchase options issued pursuant to Company’s 2006 Stock Option Plan (see Note 11) exercised their options, pursuant to which the Company issued 82,500 shares of common stock resulting in $25,500 of proceeds to the Company.

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

During year ended December 31, 2009, we issued 1,590,084 shares of our Common Stock in lieu of a cash payment for dividends payable on our Preferred Stock of $270,071.  The number of shares of Common Stock issued was calculated as per terms of the Preferred Stock.  The terms required we determine the average of the volume weighted average prices of our Common Stock for a period of 20 days prior to the dividend date and then use a value equal to 90% of that average.  The calculation was performed for two periods: the dividends that were payable January 1, 2009 and July 1, 2009.  The value calculated was $.1691 and $.1706 for January 1, 2009 and July 1, 2009, respectively, and we issued 798,555 shares and 791,529 shares of Common Stock, respectively.

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

In addition, during the year ended December 31, 2009, we issued 1,476,500 shares of our Common Stock to a consultant currently under contract to the Company. The contract was entered into as part of the acquisition of the franchise rights to the BG Urban Café restaurant chain.  The stock was issued in lieu of future cash payments of $236,241 under the contract for services to be rendered from July 1, 2009 until the termination of the contract on September 1, 2012.  The number of shares issued was based upon the trading value of the stock on July 1, 2009.  The contract was terminated and the remaining unamortized balance in the amount of $122,498 was written off during the year ended December 31, 2010.

During the year ended December 31, 2010, we issued 4,500,000 shares of Common Stock to employees of the Company.  The stock was valued at the trading price on the date of issuance.  The Company recorded $345,000 as compensation expense related to these shares.

9. Earnings Per Share Data

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”), which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  At December 31, 2010 and 2009, any equivalents would be anti-dilutive as we had losses for the years then ended.

As discussed above in Note 8, in 2009 we entered into an agreement whereby we redeemed a portion of our Series A Preferred Stock and converted those shares not redeemed into our common stock.  As it relates to the redemption, pursuant to ASC 260 we determined the difference between (1) the fair value of the consideration transferred to the

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

holders of the preferred stock and (2) the carrying amount of the preferred stock in the balance sheet (net of issuance cost).  The difference between the fair value of consideration transferred, cash of $799,998, and the carry value of the preferred stock of $640,957 was $159,041.

As it relates to the induced conversion, pursuant to ASC 260 we determined the excess of (1) the fair value of all securities and other consideration transferred in the transaction to the holders of the preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms.  The difference between the fair value of the consideration transferred (6,831,201 shares of common stock valued at the price of the common stock on the transaction date of $1,058,836 plus the value of re-priced warrants using the Black Sholes pricing model of $165,671) over the fair value of the original conversion terms (5,447,600 shares of common stock valued at the price of the common stock on the transaction date of $844,378 plus the value of the warrants at the original exercise price using the Black Sholes pricing model on the transaction date) was $379,790.

The total of the cost of the redemption and induced conversion, $538,831, was added to our net loss in calculating the net loss attributable to common shareholders for the year ended December 31, 2009.

10. Income Taxes

We account for income taxes under ASC 740, which requires the use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for the years ended December 31, 2010 and 2009 is summarized below:

	2010	2009
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(784,000)	(770,000)
State	(121,000)	(119,000)
Total deferred	(905,000)	(889,000)
Increase in valuation allowance	905,000	889,000
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2010	2009
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	0.0%	0.0%

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

Components of the net deferred income tax assets at December 31, 2010 and 2009 were as follows:

Deferred tax assets:	2010	2009
Net operating loss carryovers	$5,188,000	$3,951,000
Taxable deferred franchise fees	(150,500)	191,000
Other	38,500	29,000
Valuation allowance	(5,076,000)	(4,171,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $5,076,000 allowance at December 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $905,000.

As of December 31, 2010, we have a net operating loss carry forward of approximately $12,180,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2026	$619,000
2027	$2,807,000
2028	$4,724,000
2029	$1,039,000
2030	$2,991,000

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2006 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

11. Stock-Based Compensation

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

In December 2009, our Board of Directors adopted the 2009 Stock Option Plan (“2009 Plan”).During 2010 we determined not to seek approval of the 2009 Plan by our stockholders. No grants have been made pursuant to this plan.

Also in December 2009, our Board of Directors adopted the 2009 Restricted Stock Plan (“2009 Restricted Stock Plan”).  The 2009 Restricted Stock Plan provides for the grant of up to 5,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events). Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  During the year ended December 31, 2010, 1,500,000 shares of our common stock with a value of $165,000 were issued pursuant to this plan.

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

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

The weighted average fair value of options granted during 2010 of $0.035 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 40.72%, expected term of 4.12 years, risk-free interest rate of 2.16% and no expected dividend yield.

The weighted average fair value of options granted during 2009 of $0.0065 was estimated on the grant date using the Black-Scholes model with the following weighted average assumptions: expected volatility of 41.28%, expected term of 2.63 years, risk-free interest rate of 1.448% and no expected dividend yield.

During September 2009, we reduced the exercise price of all of the then outstanding options to $.20 per share.  In accordance with ASC 718 the amount of additional compensation recognized was determined by calculating the fair value of the options immediately before the modification less the fair value of the options as modified.  We calculated the fair value of options immediately before the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.677, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  We calculated the fair value of options immediately after the modification using the Black-Scholes model with the following weighted average assumptions: exercise price of $0.20, expected volatility of 41.97%, expected term of 1.34 years, risk-free interest rate of 0.388% and no expected dividend yield.  The weighted value of each option immediately before the modification was $0.0036 and the weighted average value immediately after the modification was $0.0163.

The amount recognized as additional compensation was $86,790 for the year ended December 31, 2009.

Total compensation expense of all stock-based compensation (including the amount disclosed above) recognized under ASC 718 for the years ended December 31, 2010 and 2009 was $235,999 and $168,825, respectively, which consisted of stock-based compensation expense related to employee stock options.

A summary of stock option activity under 2006 Plan is set forth below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding January 1, 2009	6,146,250	$0.20		$100,184
Granted	1,200,000	$0.20		7,200
Exercised	-			-
Cancelled	(556,250)	$0.20		(9,067)
Outstanding December 31, 2009	6,790,000	$0.20	3.38	98,317
Granted	3,500,000	$0.06	4.62	64,053
Exercised				-
Cancelled	(3,090,000)	$0.20		(38,007)
Outstanding December 31, 2010	7,200,000	$0.13	3.33	124,363
Exercisable December 31, 2010	3,700,000	$0.19	2.10	$60,310

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in the 2006 Plan.  A summary of stock option activity to those employees is set forth below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding January 1, 2009	800,000	$0.20	4.75	$13,040
Granted	400,000	$0.20	4.98	6,520
Exercised	-
Cancelled	-
Outstanding December 31, 2009	1,200,000	$0.20	4.16	19,561
Granted	-			-
Exercised	-			-
Cancelled	(87,500)	$0.20		(1,426)
Outstanding December 31, 2010	1,112,500	$0.20	3.19	18,135
Exercisable December 31, 2010	1,112,500	$0.20	3.19	$18,135

In addition, during the year ended December 31, 2010, we granted options which were not covered by our formal plans.  These options are non-qualified stock options.  The following table summarizes those options granted:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	-	-		$-
Granted	4,200,000	$0.12	4.6	201,703
Exercised	-	-		-
Cancelled	-	-		-
Outstanding December 31, 2010	4,200,000	$0.12	4.6	201,703
Exercisable December 31, 2010	4.200.000	$0.12	4.6	$201,703

The following table summarizes information concerning outstanding and exercisable options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 - $0.20	12,512,500	3.7	$0.13	9,012,500	3.4	$0.16

The total compensation cost related to non-vested awards not yet recognized as expense as of December 31, 2010 is $43,227 and will be recognized over the remaining period of 2.8 years.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

12. Business Segment information

We operate in three business segments. The Company Restaurant Operations segment is comprised of restaurants owned by us.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the year ended December 31, 2010 and 2009 include the operating activities of 6 and 7 company-owned restaurants, respectively.

The Bakery Operations segment was comprised of the operating activities of a bakery located at one of our Denver restaurants, which supplies breads and other bakery products for Company and franchisee-owned locations in Colorado.  On December 31, 2010 the bakery closed.

The Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name or the BGUrban Café name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to us in return for the use of the Spicy Pickle or the BG Urban Café name as the case may be.

The following table sets forth certain restaurant data relating to company-owned and franchise-operated restaurants:

	2010	2009
Number of restaurants:
Company-owned Spicy Pickle restaurants:
Beginning of period	7	7
Restaurants opened	-	-
Restaurants closed	(1)	-
End of period	6	7

Franchise-operated Spicy Pickle restaurants:
Beginning of period	30	32
Restaurants opened	4	5
Restaurants closed	(6)	(7)
End of period	28	30

Franchise-operated BG Urban Café restaurants:
Begining of period	16	11
Restaurants opened	2	6
Restaurants closed	(3)	(1)
End of Period	15	16

System-wide:
Beginning of period	53	50
Restaurants opened	6	11
Restaurants closed	(10)	(8)
End of period	49	53

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). In 2010 and 2009, the Company’s bakery segment had sales to the restaurant segment in the amounts of $217,996 and $304,224, respectively. Management has determined that our reportable segments are strategic business units that offer different products and services.

Spicy Pickle Franchising, Inc.
Notes to Consolidated Financial Statements

Segment information related to our three business segments follows:

	2010	2009
Revenues:
Company restaurant operations	$2,143,263	$2,264,926
Bakery operations	317,195	406,600
Franchise operations	2,003,203	1,450,899
Total revenues	$4,463,661	$4,122,425

Segment profit (loss)
Company restaurant operations	$(571,750)	$(479,786)
Bakery operations	(72,658)	(41,956)
Franchise operations	(2,214,950)	(1,469,040)
Total profit (loss)	$(2,859,108)	$(1,990,782)

Segment assets:
Company restaurant operations	$1,469,568	$1,789,798
Bakery operations	-	337,388
Franchise operations	3,170,217	3,712,080
Total segment assets	$4,639,785	$5,839,194

Segment liabilities:
Company restaurant operations	$649,465	$1,000,874
Bakery operations	10,764	8,121
Franchise operations	3,125,997	1,486,690
Total segment liabilities	$3,786,226	$2,495,685

Depreciation and amortization (included in segment profit (loss):
Company restaurant operations	$263,976	$241,143
Bakery operations	37,356	39,367
Franchise operations	299,424	119,965
Total depreciation and amortization	$600,756	$400,475

Capital expenditures:
Company restaurant operations	$36,011	$7,129
Bakery operations	-	-
Franchise operations	38,381	-
Total capital expenditures	$74,392	$7,129

We operate in the United States of America and Canada.  In respect of geographical segment reporting, revenues and total assets are based on the country where the operations are conducted.

	2010	2009
Geographic Revenues:
United States of America	$3,791,032	$3,765,477
Canada	672,629	356,948
Total Revenues	$4,463,661	$4,122,425

Geographic assets:
United States of America, including goodwill of $240,443	$3,373,535	$3,226,596
Canada, including goodwill of $1,276,882	1,266,250	2,612,498
Total assets	$4,639,785	$5,839,194

13. Subsequent Events

We evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-K. There were no subsequent events that required recognition or disclosure.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluation as of December 31, 2010, our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

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

Item 9B.  Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The Consolidated Financial Statements of Spicy Pickle Franchising, Inc. and its subsidiaries and the Independent Registered Public Accounting Firm’s report dated March 17, 2011, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

Date: March 17, 2011	By:	/s/ Mark Laramie
Mark Laramie, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Laramie	Chief Executive Officer and Director	March 17, 2011
Mark Laramie

/s/ Clint Woodruff	Chief Financial Officer (Principal Financial	March 17, 2011
Clint Woodruff	and Accounting Officer)

/s/ Presley Reed	Director and Chairman of the Board	March 17, 2011
Presley Reed

/s/ Raymond BonAnno	Director	March 17, 2011
Raymond Bon Anno

/s/ Stacey Reed	Director	March 17, 2011
Stacey Reed

/s/ Mo Siegel	Director	March 17, 2011
Mo Siegel

/s/ Gregg Marshall	Director	March 17, 2011
Gregg Marshall

/s/ Carl Vertuca	Director	March 17, 2011
Carl Vertuca

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between SPBG Franchising, Inc. and Bread Garden Franchising, Inc. dated September 30, 2008 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)

4.2	Form of warrant to be issued to private placement investors (5)

10.1	2006 Stock Option Plan (6)

10.2	Promissory Note to Spicy Pickle, LLC (7)

10.3	Securities Purchase Agreement dated as of December 14, 2007 (8)

10.4	Registration Rights Agreement dated as of December 14, 2007 (9)

10.5	Amendment No. 1 to Securities Purchase Agreement dated as of May 22, 2008 (10)

10.6	Amendment, Redemption and Conversion Agreement (11)

10.7	Agreement with Midtown Partners & Co, LLC and assigns (12)

10.8	2009 Restricted Stock Plan (13)

10.9	Employment Agreement – Mark Laramie (14)

10.10	Employment Agreement – Mark Laramie (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (16)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (16)

32.1	Section 1350 Certification of Chief Executive Officer (16)

32.2	Section 1350 Certification of Chief Financial Officer (16)
________________
(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2008.
(2)	Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(3)	Incorporated by reference to the exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed on October 26.
(4)	Incorporated by reference to exhibit 4.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.

(5)	Incorporated by reference to exhibit 4.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(6)	Incorporated by reference to the exhibit 10.4 to the registrant’s registration statement on Form SB-2 filed on October 26.
(7)	Incorporated by reference to the exhibit 10.5 to the registrant’s registration statement on Form SB-2 filed on October 26.
(8)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008.
(11)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(12)	Incorporated by reference to exhibit 10.2 in the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(13)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(14)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on April 14, 2010.
(15)	Incorporated by reference to exhibit 10.1 in the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(16)	Filed herewith.