Form 10-Q
period 2011-03-31
SPICY PICKLE FRANCHISING INC
filed 2011-05-12
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2011 there were 86,156,774 shares of common stock outstanding.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,434	$247,349
Accounts receivable	129,778	241,812
Other receivable	231,822	233,791
Inventory	31,160	30,977
Prepaid expenses and other current assets	84,235	39,092
Total current assets	608,429	793,021
Property and equipment, net of accumulated depreciation	1,258,791	1,328,492
Other assets:
Deposits and other assets	50,313	50,091
Goodwill	1,517,325	1,517,325
Other intangible assets, net of amortization	812,388	950,856
Total other assets	2,380,026	2,518,272
Total assets	$4,247,246	$4,639,785

Liabilities and equity
Current liabilities:
Current portion of long term debt	$90,000	$122,500
Accounts payable	348,570	481,637
Accrued expenses and compensation	425,025	277,597
Deferred franchise revenue	151,000	142,000
Dividends accrued	68,521	68,521
Total current liabilities	1,083,116	1,092,255
Notes payable to related parties	2,735,509	2,225,837
Long-term debt, net of current portion	295,000	317,500
Deferred rent expense	146,414	150,634
Total long-term liabilities	3,176,923	2,693,971

Commitments and contingencies	-	-

Equity
Spicy Pickle Franchising Inc. stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 85,494,274 and 85,494,274 shares issued
and outstanding in 2011 and 2010, respectively	85,494	85,494
Additional paid in capital	17,373,971	17,358,757
Fair value of common stock warrants	628,010	628,010
Accumulated (deficit)	(18,149,506)	(17,260,802)
Accumulated comprehensive (loss)	(2,717)	(9,855)
Total Spicy Pickle Franchising, Inc. stockholders' equity	(64,748)	801,604
Non-controlling interest	51,955	51,955
Total equity	(12,793)	853,559
Total liabilities and stockholders’ equity	$4,247,246	$4,639,785
See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For The Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Restaurant and bakery sales	$462,338	$618,697
Franchise fees, royalties, and rebates	311,230	354,454
Total revenues	773,568	973,151

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	172,947	213,672
Labor	186,513	260,388
Occupancy	105,224	113,076
Depreciation	55,000	69,101
Other operating costs	66,800	92,539
Total restaurant and bakery operating costs	586,484	748,776

Franchise and general:
General and administrative	859,850	1,025,543
Depreciation and amortization	143,586	27,767
Total franchise and general	1,003,436	1,053,310
Total operating costs and expenses	1,589,920	1,802,086

(Loss) from operations	(816,352)	(828,935)

Other income (expense):
Net Interest income (expense)	(72,352)	(35,464)
Total other income (expense):	(72,352)	(35,464)

Net (loss)	(888,704)	(864,399)

Other comprehensive income (loss):
Foreign currency translation (loss)	(394)	33

Comprehensive (loss)	$(889,098)	$(864,366)

Per share information - basic and fully diluted:

Weighted average shares outstanding	85,494,274	82,494,274

Net (loss) per share	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Net cash (used in) operating activities	$(577,636)	$(411,595)

Cash flows from investing activities:
Purchase of property and equipment	(6,410)	(1,406)
Proceeds from the sale of assets	17,000	-
Net cash (used in) provided by investing activities	10,590	(1,406)

Cash flows from financing activities:
Proceeds from note payable to related parties	500,000	16,839
Proceeds from note payable	-	6,000
Repayment of notes payable	(55,000)	(30,000)
Net cash (used in) provided by financing activities	445,000	(7,161)

Effect of foreign exchange rate changes	6,131	(963)

Net (decrease) in cash and cash equivalents	(115,915)	(421,125)
Cash and cash equivalents, beginning of period	247,349	809,790
Cash and cash equivalents, end of period	$131,434	$388,665

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$10,271	$-

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation of Interim Period

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Spicy Pickle Franchising, Inc. including its subsidiaries.  The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. at March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2010 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.

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

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260,  Earnings Per Share  which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the three-month periods ended March 31, 2011 and 2010, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following at March 31, 2011 and December 31, 2010:

	2011	2010
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	240,443	240,443
Total goodwill	$1,517,325	$1,517,325

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2011	2010
Trademarks and acquired franchise agreements
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	971,000	971,000
Total gross trademarks and acquired franchise agreements	1,262,000	1,262,000
Accumulated amortization of acquired trademarks	(291,000)	(174,600)
Accumulated amortization of acquired franchise agreements	(198,612)	(176,544)
Total accumulated amortization of trademarks and acquired franchise agreements	(489,612)	(351,144)
Total trademarks and acquired franchise agreements	772,388	910,856
Reacquired franchise agreements	40,000	40,000

Total other intangibles	$812,388	$950,856

Amortization expense related to trademarks and acquired franchise agreements for the three months ended March 31, 2011 and 2010 was $138,468 and $22,068, respectively.  Estimated future amortization expense by category as of March 31, 2011 was as follows:

Year	Trademarks	Franchise Agreements	Total Amortization
2011	$-	$66,204	$66,204
2012	-	88,272	88,272
2013	-	88,272	88,272
2014	-	88,272	88,272
2015	-	88,272	88,272
Later years	-	353,096	353,096
	$-	$772,388	$772,388

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we would cease using the trademarks by March 31, 2011.  In exchange for not using the trademarks we are no longer obligated to pay any overriding royalties on the BG Urban Café.  In addition we will receive $75,000 to defray the cost of rebranding the restaurants in Canada and we will account for that as a reduction of the expense.  The Bread Garden restaurants have been rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.  In accordance with ASC Topic 350, Intangibles Goodwill and Other, the trademarks for the Bread Garden now have a determinable life and we amortized the original acquisition cost through March 31, 2011.

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants and have an indefinite life.  During 2010 one of those restaurants was closed.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Amortization expenses related to acquired franchise agreements was $22,068 for the three months ended March 31, 2011 and 2010.

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

We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.  Since our last annual test no events have occurred that would indicate the fair value of the asset has been impaired.

4.  Fair Value

ASC Topic 825, Financial Instruments (“ASC 825”), permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), is applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

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
Long-term debt

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2011 and December 31, 2010, the carrying amount of cash, accounts receivable, accounts payable, accrued expenses and accrued dividends, are short term in nature and approximate fair value.  Interest rates associated with the notes payable to related party and long term debt are based upon rates associated with similar companies in our financial condition and the carrying amounts approximate fair value.

5.  Related Party Transactions

The Company has a Convertible Note that is due May 1, 2013 and bears interest at one percent above the prime rate.  Interest is payable semi-annually.  The holders of the Convertible Note may convert any amount of the principal and accrued interest due into our Common Stock at the rate of $0.13 per share.  In addition, for every two dollars converted into Common Stock, we will issue to the holder of the Convertible Note a warrant to purchase one share of Common Stock.  The exercise price of the warrant will be equal to 120% of the price per share of the Common Stock calculated using the average of the volume weighted average prices per share for the 10 trading days prior to the election to convert.

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

	March 31, 2011	December 31, 2010
Face value of the note to be repaid if not converted	$817,252	$817,252
Amount allocated to additional paid in capital	(81,743)	(91,415)
Note payable to related parties	$735,509	$725,837

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.  The amount of amortization for the three months ended March 31, 2011 and 2010, respectively, were $9,672 and $16,839.

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At March 31, 2011, the interest rate on the borrowings was 12.438%.

During the year ended December 31, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.   Interest expense recognized on the note was $42,569 for the three months ended March 31, 2011.  There was no such interest expense for the three months ended 2010.  As of March 31, 2011, we have drawn down the full $2,000,000 available on the loan.

At the same time as the above, the holders of the Convertible Note described above agreed to extend the due date of their Convertible Note (originally January 31, 2012) to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets acquired in prior years.  The notes bear interest at the rate of 10% per annum.  During the quarter ended March 31, 2011 the terms of the note were amended.  The new terms required a payment of $40,000 in February 2011 and then they are amortized through November 30, 2012, with principal payments of $7,500 per month plus accrued interest and with a balloon payment of $235,000 on December 31, 2012.  The notes are now secured by all of the assets of the Company.  In the event of default these notes will rank equal to the security interest granted to the note holders described in Note 5, pro-rata with the amounts then outstanding with respect to the secured parties.  The remaining maturities of the long term debt are as follows:

Long term debt	Next 12 Months	Thereafter
Notes issued for acquisition of assets	$90,000	$295,000
Total long term debt	$90,000	$295,000

7.  Stockholders’ Equity

During the three months ended March 31, 2011, we did not issue any stock.  During the three months ended March 31, 2010, we issued 1,500,000 shares of our common stock to two officers (related parties).  The stock was issued as consideration for the reduction of salaries.  The stock was valued at the trading price, $0.11 per share, at the date of grant, January 26, 2010.  We included $165,000 as compensation expense.

8.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of March 31, 2011, the estimated effective tax rate for the year will be zero.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

9.  Stock-Based Compensation

In October 2006, our Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by our stockholders the same month. The 2006 Plan provides for the grant of up to 7,500,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2006 Plan to a Compensation Committee.  During the three months ended March 31, 2011, 1,000,000 options were granted to employees under the 2006 Plan.

In December 2009, our Board of Directors adopted the 2009 Restricted Stock Plan (“2009 Restricted Stock Plan”).  The 2009 Restricted Stock Plan provides for the grant of up to 5,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events). Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  No shares were granted under the 2009 Restricted Stock Plan during the three months ended March 31, 2011; however, during the three months ended March 31, 2010, 1,500,000 shares of our common stock with a value of $165,000 were issued (see note 7).

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total compensation expense of all stock-based compensation recognized under ASC 718 for the three months ended March 31, 2011 and 2010 was $15,214 and $129,879, respectively, which consisted of stock-based compensation expense related to employee stock options.

A summary of stock option activity under 2006 Plan is set forth below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding December 31, 2010	7,200,000	$0.13	3.33	$124,363
Granted	1,000,000	$0.06	4.82	24,083
Exercised				-
Cancelled	(1,300,000)	$0.20		(21,190)
Outstanding March 31, 2011	6,900,000	$0.11	3.64	$127,256
Exercisable March 31, 2011	2,400,000	$0.19	2.02	$39,120

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in the 2006 Plan.  A summary of stock option activity to those employees is set forth below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding December 31, 2010	1,112,500	$0.20	3.19	$18,135
Granted	-			-
Exercised	-			-
Cancelled	-	-		-
Outstanding March 31, 2011	1,112,500	$0.20	2.94	$18,135
Exercisable March 31, 2011	1,112,500	$0.20	2.94	$18,135

In addition, during the year ended December 31, 2010, we granted options which were not covered by our formal plans.  These options are non-qualified stock options.  The following table summarizes those options granted:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2010	4,200,000	$0.12	4.6	$201,703
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-
Outstanding March 31, 2011	4,200,000	$0.12	4.36	$201,703
Exercisable March 31, 2011	4,200,000	$0.12	4.36	$201,703

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes information concerning outstanding and exercisable options at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 - $0.20	12,212,500	3.8	$0.12	7,712,500	3.4	$0.16

The total compensation cost related to non-vested awards not yet recognized as expense as of March 31, 2011 is $52,097 and will be recognized over the remaining period of 2.9 years.

10.  Business Segment information

We operate in two business segments.  Our Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended March 31, 2011 and 2010 include the operating activities of seven company-owned restaurants and one company-owned bakery in 2010 and six company-owned restaurants in 2011.

Our Franchise Operations segment is comprised of the operating activities of the franchise business unit, which licenses qualified operators to conduct business under the Spicy Pickle name or the BG Urban Café name, and also of the costs to monitor the operations of these restaurants. Under the terms of the agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Spicy Pickle or the BG Urban Café name, as the case may be.

We are operating in two geographic segments, United States and Canada.

During 2010, segment information for the Restaurant Operations segment and the United States segment include the operations of a company-owned bakery.  The bakery is not included in these segments during 2011 as it was closed on December 31, 2010. There have been no material changes in segment assets since December 31, 2010. Segment information related to the Company's two business segments follows:

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Company restaurants operations	$462,338	$618,697
Franchise operations	311,230	354,454
Total Revenues	$773,568	$973,151
Segment profit (loss): Company restaurants operations	$(124,146)	$(130,079)
Franchise operations	(692,206)	(698,856)
Total segment (loss)	(816,352)	(828,935)
Interest income (expense)	(72,352)	(35,464)
Net loss	$(888,704)	$(864,399)

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.  Subsequent Events

We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements except as follows.

Subsequent to March 31, 2011, we entered into an agreement with three members of our Board of Directors whereby they will loan the Company up to $1,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Note is convertible into our common stock at $0.08 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.

Subsequent to March 31, 2011, we entered into an agreement with a franchisee of two Spicy Pickle restaurants to purchase the assets of the two stores and began operating them as company owned locations.  Both of the locations are located in Colorado.

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

Overview

Our business is the franchise and operation of Spicy Pickle™ and BG Urban Café restaurants (f/k/a Bread Garden® restaurants). Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in 10 states in the United States.  BG Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our BG Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  BG Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.

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

As of March 31, 2011, we had 27 franchised Spicy Pickle restaurants and six company-owned Spicy Pickle restaurants opened.  Co-located with one of the restaurants was a bakery which provided fresh baked breads to the local area Denver restaurants.  On December 31, 2010 the bakery closed.  Bread is now baked system wide in the restaurants.

Our franchise agreements include build-out schedules for franchisee restaurants.  At March 31, 2011, we have signed agreements with franchisees to open 11 additional restaurants under the Spicy Pickle Brand.  However there can be no assurances that all of the additional restaurants will be built out and opened.  We review the schedule of build-outs on an ongoing basis and when we determine that a franchisee will not open a restaurant we terminate the agreement.  We continue to interview prospective franchisees and rely on the cash deposits from the franchise sales as well as royalty fees from the existing restaurants to support the expenses of the business.

Our locations and marketing efforts are directed principally to white collar administrative, managerial, professional, and sales personnel, who are generally found in and near downtown districts, technological centers, universities, hospitals and government complexes.

We currently derive our revenue from the sale of franchises, from royalties paid by franchisees and from the sale of food and beverages at the company-owned restaurants.  Our business is headquartered in Denver, Colorado, and we have a high concentration of restaurants in the Rocky Mountain region. Additionally, we have franchises opened and planned in a number of other regions in the United States.

Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of March 31, 2011, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Arizona	1
California	2
Colorado	16
Illinois	1
Mississippi	1
Nevada	3	1
Ohio	1

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Oklahoma	1
Oregon	1
Texas	6	1	1
Montana		1
North Dakota		1
Total	33	4	1

Subsequent to March 31, 2011, one location listed as under construction in Texas has opened and one location listed as operating in Colorado has closed.  Additionally, the company acquired from a franchisee, and now operates, two stores located in Colorado subsequent to March 31, 2011.

In October 2008, we acquired the franchise rights to the Bread Garden restaurant chain.  We believe that our core competence is the building and operation of franchised restaurant chains.  Our purpose in acquiring the Bread Garden (currently BG Urban Café) restaurant chain was to allow us to better utilize our existing infrastructure by expanding our operating base.  In addition we made the acquisition to increase our revenues.  We are currently working towards increasing the number of franchised restaurants in the BG Urban Café chain.  We are also working to improve the menu offerings, develop new operating procedures and manuals, and to develop a more comprehensive marketing strategy.

Our BG Urban Café locations including those under construction and in lease negotiation as of March 31, 2011 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	4
Richmond, British Columbia	2
Burnaby, British Columbia	1
West Vancouver, British Columbia	1
Coquitlam, British Columbia	2
Kamloops, British Columbia	2
Whistler Resort, British Columbia	1
Total	13	-	-

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $888,704 for the three months ended March 31, 2011 and has incurred significant net losses since inception.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments and rebates for our cash flow.  Recent economic conditions have resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  Subsequent to March 31, 2011, Management secured additional available funds under a line of credit facility with three related parties (see note 11).  Furthermore, Management may elect to raise money during the year ended December 31, 2011 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the business commences operations. Initial franchise fees are currently $30,000 for a Spicy Pickle Restaurant and CND $35,000 for a BG Urban Café restaurant.  Franchise fees recognized were zero and $60,000 for the three months ended March 31, 2011 and 2010, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us based on 5% of weekly gross receipts as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $218,640 and $233,790 for the three months ended March 31, 2011 and 2010, respectively.

Rebates - Rebates received from purveyors that supply products to our franchisees are included in Franchise Fees and Royalties. The rebates are recorded when earned. Rebates that relate to company-owned restaurants are offset against restaurant cost of sales. Rebates related to franchisees were $92,590 and $60,664, for the three months ended March 31, 2011 and 2010, respectively.

All sales taxes are presented on a net basis and are excluded from revenue.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $101,807 and $86,474 for the three months ended March 31, 2011 and 2010, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $189,288 and $146,121 in the three months ended March 31, 2011 and 2010, respectively, including those from the advertising fund and our own advertising expenses. The net amounts reflected in the financial statements are $87,481 and $59,647 in the three months ended March 31, 2011 and 2010, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period. Deferred rent expense was $146,414 and $150,634 at March 31, 2011 and December 31, 2010, respectively, and will be charged to rent expense over the life of the leases to which it relates.

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

Goodwill and Other Intangibles

Goodwill and other intangible assets include the following:
	2011	2010
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	240,443	240,443
Total goodwill	$1,517,325	$1,517,325

Trademarks and acquired franchise agreements:
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	971,000	971,000
Total gross trademarks and acquired franchise agreements	1,262,000	1,262,000
Accumulated amortization of acquired trademarks	(291,000)	(174,600)
Accumulated amortization of acquired franchise agreements	(198,612)	(176,544)
Total accumulated amortization of trademarks and acquired franchise agreements	(489,612)	(351,144)
Total trademarks and acquired franchise agreements	772,388	910,856
Reacquired franchise agreements	40,000	40,000

Total other intangibles	$812,388	$950,856

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.  Acquired trademarks represent the trademarks associated with the Bread Garden franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we would ceased using the trademarks on March 31, 2011.  In exchange for not using the trademarks, we are no longer obligated to pay any overriding royalties on the BG Urban Café.  In addition we will receive $75,000 to defray the cost of rebranding the restaurants in Canada and we will account for that as a reduction of the expense.  The Bread Garden restaurants have been rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.  In accordance with ASC Topic 350, Intangibles Goodwill and Other(“ASC 350”), the trademarks for the Bread Garden now have a determinable life and were fully amortized as of March 31, 2011.

Amortization expense related to the acquired trademarks was $116,400 for the year three months ended March 31, 2011.  There was no amortization for the three months ended March 31, 2010.

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of three restaurants and have an indefinite life.  During 2010 one of those restaurants were closed.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Amortization expenses related to acquired franchise agreements was $22,068 in both of the three months ended March 31, 2011 and 2010.

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

We will test for impairment between our annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset.  Since our last annual test no events have occurred that would indicate the fair value of the asset has been impaired.

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

Based on our analysis, no impairment charges were recognized for the year ended December 31, 2010.  Since the end of the year no significant events have occurred that would require the analysis be completed at March 31, 2011.

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

Results of Operations

The following analysis shows operating statistics for the three months ended March 31, 2011 and 2010, included in the restaurant statistics in 2010 are revenues and costs associated with the bakery we closed on December 31, 2010:

	2011		2010
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$462,338	59.77%	$618,697	53.58%
Franchise fees, royalties, and rebates	311,230	40.03%	354,454	46.42%
Total revenue	$773 ,568	100.00%	$973,151	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$172,947	37.41%	$213,672	34.54%
Labor	186,513	40.34%	260,388	42.09%
Occupancy	105,224	22.76%	113,077	18.28%
Depreciation	55,000	11.90%	69,101	11.16%
Other operating cost	66,800	14.44%	92,538	14.95%
Total restaurant operating expenses	$586,484	126.85%	$748,776	121.02%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$859,850	276.27%	$1,025,543	289.33%
Depreciation	143,586	46.14%	27,767	7.83%
Total franchise and general expenses	$1,003,436	322.41%	$1,053,310	297.16%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,589,920	205.53%	$1,802,086	185.18%
(Loss) from operations	$(816,352)	(105.53%)	$(828,935)	(85.18%)
Other income and (expense):
Interest income (expense)	$(72,352)	(9.35%)	$(35,464)	(3.64%)
Total other income and (expense)	$(72,352)	(9.35%)	$(35,464)	(3.64%)
Net (loss)	$(888,704)	(114.88%)	$(864,399)	(88.82%)

The components of revenue are restaurant sales for company-owned restaurants, including the company-owned bakery in 2010 and royalties and franchise fees for our franchise operations.

For the three months ended March 31, 2011, total revenue decreased $199,583 (20.51%) from $973,151 for the three months ended March 31, 2010 to $773,568 for the same period in 2011.  The decrease resulted primarily as a result of operating one less restaurant and having no bakery operations in 2011 as well as lower franchise fees recognized in 2011.

The loss from operations decreased $12,583 (1.52%) from a loss of $828,935 for the three months ended March 31, 2010 to a loss of $816,352 for the three months ended March 31, 2011.  The decreased loss resulted from a reduction in general and administrative expenses offset by increased depreciation and amortization expense.

For the three months ended March 31, 2011, restaurant sales decreased $156,359 (25.27%) from $618,697 in 2010 to $462,338 in 2011.  The decrease in restaurant revenue was principally due to having no bakery operations and operating one less corporately owned restaurant in 2011.

The loss from restaurant operations decreased $5,933 (4.56%) from a loss of $130,079 for the three months ended March 31, 2010 to a loss of $124,146 for the three months ended March 31, 2011.

Franchise fees and royalty revenue decreased $43,224 (12.19%) from $354,454 for the three months ended March 31, 2010 to $311,230 in 2011.  Initial franchise fee are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  No Spicy Pickle restaurants for which we collected fees were opened during the three-month period ended March 31, 2011 and therefore we did not recognize any fees in the 2011.  Comparatively two new Spicy Pickle restaurants opened during the three months ended March 31, 2010 and we recognized $60,000 in franchise fees. Royalty fees decreased $15,150 (6.48%) from $233,790 for the three months ended March 31, 2010 to $218,640 for the three months ended March 31, 2011.  The decrease is due primarily to a decrease in the number of franchised restaurants.  Rebates related to franchisees increased $31,926 (52.63%) from $60,664 for the three months ended March 31, 2010 to $92,590 for the three months ended March 31, 2011.  The increase is due primarily as a result of the restructured supply chain agreement put into place during the fourth quarter of 2010.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

	2011	2010	Difference
Personnel cost	$377,435	$513,312	$(135,877)
Stock options	15,214	129,879	(114,665)
Professional fees	138,392	96,270	42,122
Marketing, advertising, and promotion	87,481	59,647	27,834
Travel and entertainment	13,678	36,710	(23,032)
Rent	52,993	47,610	5,383
MIS	23,571	7,133	16,438
Investor relations	21,006	15,730	5,276
Director fees	53,250	-	53,250
Other general and administrative expenses	76,830	119,252	(42,422)
Total general and administrative expenses	$859,850	$1,025,543	$(165,693)

General and administrative expenses decreased $165,693 (16.16%) from $1,025,543 for the three-month period ended March 31, 2010 to $859,850 for the three-month period ended March 31, 2011.

Our most significant expense continues to be personnel costs.  The number of full time employees increased from 12 at March 31, 2010 to 14 at March 31, 2011.  However, personnel cost decreased $135,877 (26.47%) from $513,312 for the three months ended March 31, 2010 to $377,435 for the three months ended March 31, 2011.  During the last year we have made significant management changes including hiring a new Chief Executive Officer, Chief Financial Officer, and a Chief Development Officer.  Also included in the three months ended March 31, 2010 is $165,000 in expense for 1,500,000 shares granted to former officers of the company and severance pay for certain employees no longer with the Company.  We intend to closely monitor our personnel cost and we will attempt to outsource personnel as needed rather than employ full time personnel.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $114,665 (88.29%) from $129,879 for the three months ended March 31, 2010 to $15,214 for the three months ended March 31, 2011.  Included in the 2010 expense were 2,000,000 options granted to two new members of the Board of Directors.

Professional fees increased $42,122 (43.75%) from $96,270 for the three-month period ended March 31, 2010 to $138,392 for the three-month period ended March 31, 2011.  The increase is primarily due to fees associated with accounting and reporting services.

Franchisees must contribute to an advertising fund established by us at a rate of up to 2% for the Spicy Pickle brand and 1.5% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $101,807 and $86,474 for the three months ended March 31, 2011 and 2010, respectively. The increase is due primarily to the additional funds received from franchisees above the standard percentage for specific marketing initiatives such as our new bread program and focused print advertising campaigns.  These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $189,288 and $146,121 in the three months ended March 31, 2011 and 2010, respectively, including those from the advertising fund and our own advertising expenses.  The additional expenses are primarily the result of increased marketing efforts and campaigns over prior year.  The net amounts reflected in the financial statements are $87,481 and $59,647 in the three months ended March 31, 2011 and 2010, respectively.

Travel and entertainment decreased $23,032 (62.74%) from $36,710 for the three months ended March 31, 2010 to $13,678 for the three months ended March 31, 2011.  The decrease was due to less travel related to our operations department in visiting franchised locations to perform onsite evaluations.  We have temporarily reduced the number of visits made each year and combined multiple locations on each trip.

Rent expense increased $5,383 (11.31%) from $47,610 for the three months ended March 31, 2010 to $52,993 for the three months ended March 31, 2011.  The increase resulted from the rent associated with our training and development center.

MIS increased $16,438 (230.45%) from $7,133 for the three months ended March 31, 2010 to $23,571 for the three months ended March 31, 2011.  The increase was primarily as a result of the additional programming support for our point of sales systems as we restructured our menu.

Investor relations increased $5,276 (33.54%) from $15,730 for the three months ended March 31, 2010 to $21,006 for the three months ended March 31, 2011.  The increase was due primarily to the development of our new investor relations website.

Directors’ fees incurred for the three months ended March 31, 2011 were $53,250.  There were no fees for the three months ended March 31, 2010.

Other general and administrative expenses decreased $42,422 (35.57%) from $119,252 for the three months ended March 31, 2010 to $76,830 for the three months ended March 31, 2011.  The decrease resulted primarily from the elimination of overriding royalty payments of $37,902 made in connection with our BG Urban Café operation.

Overall, net loss was $888,704 for the three months ended March 31, 2011 as compared to $864,399 for the three months ended March 31, 2010. The increase in the net loss of $24,305 (2.81%) was primarily due to increased interest expense of $36,888 due to increased borrowings on our line of credit.

Liquidity and Capital Resources

At March 31, 2011, we had a working capital deficit of $474,687, as compared to a working capital deficit of $299,234 at December 31, 2010.  Of the working capital deficit at March 31, 2011, $151,000 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to a decrease in cash and cash equivalents as well as accounts receivable.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at March 31, 2011 was $151,000, an increase of $9,000 compared to December 31, 2010 end of year balance of $142,000. Although not recorded as revenue, any payments received will provide working capital.

At March 31, 2011 we had contractual obligations for operating leases of $1,814,210, of which $293,529 is due by December 31, 2011.

As of March 31, 2011, our aggregate minimum requirements under non-cancelable leases are as follows:

2011	$293,529
2012	348,558
2013	275,024
2014	263,783
2015	246,393
Later years	386,923
$1,814,210

The current portion of our long term debt is $90,000 which is due and payable over the next twelve months and we have long-term debt in the amount of $295,000 and $2,735,509 which is due and payable in 2012 and 2013, respectively.

During 2010 we entered into an agreement with two members of our Board of Directors whereby they agreed to loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Note”).  The Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders’ option the Note is convertible into our common stock at $0.105 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Note is also secured by the assets of the Company.  As of March 31, 2011, we have drawn down the full $2,000,000 available on the loan.

At the same time as the above, the holders of the Convertible Note described in Note 5 to the March 31, 2011 financial statements have agreed to extend the due date of their Convertible Note to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the Note.

Off-Balance Sheet Arrangements

At March 31, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

During the quarter, the Company began outsourcing daily accounting activities, including accounts payable, accounts receivable, and standard general ledger entries.  Management believes that the changes have not resulted in any changes to the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.      Legal Proceedings

None.
Item 1A.   Risk Factors

Not required.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None
Item 3.      Defaults Upon Senior Securities

None.
Item 4.      (Removed and Reserved)

None.

Item 5.      Other Information

None

Item 6.      Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (4)

Regulation S-K Number	Exhibit
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (4)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (4)
10.5	2009 Restricted Stock Plan (5)
10.6	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (6)
10.7	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (6)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (6)
10.9	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (7)
10.10	Executive Employment Agreement with Clint Woodruff dated October 18, 2010 (8)
10.11	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Raymond and Joan BonAnno (9)
10.12	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Presley and Patricia Stacey Reed (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (10)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (10)
32.1	Section 1350 Certification of Chief Executive Officer (10)
32.2	Section 1350 Certification of Chief Financial Officer (10)

______________
(1)	Incorporated by reference to the exhibits to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on April 19, 2011.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

May 12, 2011      By:      /s/ Mark Laramie
Mark Laramie
Chief Executive Officer

May 12, 2011     By:      /s/ Clint Woodruff
Clint Woodruff
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (4)
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (4)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (4)
10.5	2009 Restricted Stock Plan (5)
10.6	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (6)
10.7	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (6)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (6)
10.9	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (7)
10.10	Executive Employment Agreement with Clint Woodruff dated October 18, 2010 (8)
10.11	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Raymond and Joan BonAnno (9)
10.12	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Presley and Patricia Stacey Reed (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (10)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (10)
32.1	Section 1350 Certification of Chief Executive Officer (10)
32.2	Section 1350 Certification of Chief Financial Officer (10)
______________
(1)	Incorporated by reference to the exhibits to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed April 19, 2011.
(10)	Filed herewith.