Form 10-Q
period 2011-06-30
SPICY PICKLE FRANCHISING INC
filed 2011-08-12
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

(303) 297-1902
(Registrant’s telphone number, including area code)

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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2011 there were 86,819,274 shares of common stock outstanding.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,941	$247,349
Accounts receivable	154,206	241,812
Other short-term receivables	56,289	233,791
Inventory	34,373	30,977
Prepaid expenses and other current assets	83,722	39,092
Total current assets	502,531	793,021
Property and equipment, net of accumulated depreciation	1,057,399	1,328,492
Other assets:
Deposits and other assets	43,218	50,091
Other long-term receivables	301,718	-
Goodwill	1,369,625	1,517,325
Other intangible assets, net of amortization	775,320	950,856
Total other assets	2,489,881	2,518,272
Total assets	$4,049,811	$4,639,785

Liabilities and equity
Current liabilities:
Current portion of long-term debt	$90,000	$122,500
Accounts payable	438,611	481,637
Accrued expenses and compensation	582,807	277,597
Deferred franchise revenue	136,000	142,000
Dividends accrued	68,521	68,521
Total current liabilities	1,315,939	1,092,255
Notes payable to related parties	3,245,181	2,225,837
Long-term debt, net of current portion	272,500	317,500
Deferred rent expense	93,888	150,634
Other long-term liabilities	222,191	-
Total long-term liabilities	3,833,760	2,693,971

Equity
Spicy Pickle Franchising Inc. stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 86,156,774 and 85,494,274 shares issued
and outstanding in 2011 and 2010, respectively	86,157	85,494
Additional paid in capital	17,424,396	17,358,757
Fair value of common stock warrants	628,010	628,010
Accumulated (deficit)	(19,234,142)	(17,260,802)
Accumulated comprehensive (loss)	(4,309)	(9,855)
Total Spicy Pickle Franchising, Inc. stockholders' equity (deficit)	(1,099,888)	801,604
Non-controlling interest	-	51,955
Total equity	(1,099,888)	853,559
Total liabilities and stockholders’ equity (deficit)	$4,049,811	$4,639,785

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For The Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Restaurant and bakery sales	$658,361	$674,063	$1,120,699	$1,292,760
Franchise fees, royalties, and rebates	367,517	541,378	678,747	895,832
Total revenues	1,025,878	1,215,441	1,799,446	2,188,592

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	266,170	239,179	439,117	452,851
Labor	241,152	229,480	427,664	489,868
Occupancy	140,554	114,548	245,778	227,624
Depreciation	58,825	85,471	113,825	154,572
Other operating costs	92,567	114,044	159,367	206,583
Total restaurant and bakery operating costs	799,268	782,722	1,385,751	1,531,498

Franchise and general:
General and administrative	1,014,722	581,047	1,874,571	1,542,363
Depreciation and amortization	34,113	27,596	177,699	55,363
Total franchise and general	1,048,835	608,643	2,052,270	1,597,726
Total operating costs and expenses	1,848,103	1,391,365	3,438,021	3,129,224

(Loss) from operations	(822,225)	(175,924)	(1,638,575)	(940,632)

Other income (expense):
Interest income (expense)	(67,036)	(54,296)	(139,388)	(89,760)
Gain (loss) on disposal of assets	(195,377)	-	(195,377)	-
Total other income (expense):	(262,413)	(54,296)	(334,765)	(89,760)

Net (loss) attributable to common shareholders	(1,084,638)	(230,220)	(1,973,340)	(1,030,392)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,940	(10,688)	5,546	(10,655)

Comprehensive (loss)	$(1,078,698)	$(240,908)	$(1,967,794)	$(1,041,047)

Per share information - basic and fully diluted:

Weighted average shares outstanding	85,967,488	82,494,274	85,732,188	82,494,274

Net (loss) per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Net cash (used in) operating activities	$(968,252)	$(771,252)

Cash flows from investing activities:
Purchase of property and equipment	(59,791)	(11,980)
Proceeds from the sale of assets	25,500	-
Net cash (used in) provided by investing activities	(34,291)	(11,980)

Cash flows from financing activities:
Proceeds from note payable to related parties	1,000,000	500,000
Proceeds from note payable	-	9,000
Repayment of notes payable	(77,500)	(63,692)
Net cash provided by financing activities	922,500	445,308

Effect of foreign exchange rate changes	6,635	(10,753)

Net (decrease) in cash and cash equivalents	(73,408)	(348,677)
Cash and cash equivalents, beginning of period	247,349	809,790
Cash and cash equivalents, end of period	$173,941	$461,113

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$19,708	$17,130

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation of Interim Period

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Spicy Pickle Franchising, Inc. including its subsidiaries.  The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. at June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2010 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.

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

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260,  Earnings Per Share  which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the six month periods ended June 30, 2011 and 2010, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Acquisition and Disposal of Assets

During the six months ended June 30, 2011 the company purchased three restaurants from franchisees.  Two of the locations were Spicy Pickle restaurants and one location was a BG Urban Café restaurant.  The purchase of the BG Urban Café restaurant represents the first company owned and operated location within the BG Urban Café franchise.  The purchases were made in exchange for assumption of certain liabilities and relief of amounts owed to the company by the franchisees, the total of such amounts was approximately $265,655.  Additionally, the company sold two company owned Spicy Pickle restaurants to the minority owner in one of the locations purchased.  The two locations are now solely franchise owned and operated.  The sale of the two locations was made in exchange for a note receivable due over approximately seven years in the amount of $335,000.  One company owned Spicy Pickle location was closed subsequent to the end of the quarter (see note 12).  The total amount of loss associated with the closing of that location is $218,152.  Finally, the company has an agreement in place to purchase another Spicy Pickle restaurant from a current franchisee in exchange for assumptions of future liabilities (see note 12).  As of June 30, 2011 the purchase price allocation of the acquisitions of the aforementioned restaurants’ operations is preliminary dependent on finalization of the Company’s valuation assessment in accordance with ASC 805, “Business Combinations.”

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following at June 30, 2011 and December 31, 2010:

	2011	2010
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	92,743	240,443
Total goodwill	$1,369,625	$1,517,325
Trademarks and acquired franchise agreements
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	822,667	971,000
Total gross trademarks and acquired franchise agreements	1,113,667	1,262,000
Accumulated amortization of acquired trademarks	(291,000)	(174,600)
Accumulated amortization of acquired franchise agreements	(186,968)	(176,544)
Total accumulated amortization of trademarks and acquired franchise agreements	(477,968)	(351,144)
Total trademarks and acquired franchise agreements	635,699	910,856
Reacquired franchise agreements	139,621	40,000

Total other intangibles	$775,320	$950,856

Amortization expense related to trademarks and acquired franchise agreements for the three months ended June 30, 2011 and 2010 was $138,468 and $22,068, respectively, and $160,536 and $44,136 for the six months ended June 30, 2011 and 2010, respectively.  Estimated future amortization expense by category as of June 30, 2011 was as follows:

Year	Trademarks	Franchise Agreements	Total Amortization
2011	$-	$37,392	$37,392
2012	-	74,784	74,784
2013	-	74,784	74,784
2014	-	74,784	74,784
2015	-	74,784	74,784
Later years	-	299,171	299,171
	$-	$635,699	$635,699

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  In association with the acquisition and disposal of assets during the six months ended 2011 the company closed one location at a loss that had goodwill of  $87,946 and sold another location for a gain that had goodwill associated with it of $59,754.  As a result, goodwill decreased $147,700 during the six months ended 2011.  Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.

Acquired trademarks represent the trademarks associated with the Bread Garden franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we ceased using the trademarks by March 31, 2011.  In exchange for not using the trademarks we are no longer obligated to pay any overriding royalties on the Bread Garden name.  In addition we received $75,000 to defray the cost of rebranding the restaurants in Canada and we have accounted for that as a reduction of the expense.  The Bread Garden restaurants

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

have been rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.  In accordance with ASC Topic 350, Intangibles Goodwill and Other, the trademarks for the Bread Garden were deemed to have a determinable life and we amortized the original acquisition cost through March 31, 2011.

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of four restaurants and have an indefinite life.  During 2010 one of those restaurants was closed.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Amortization expenses related to acquired franchise agreements was $22,068 for the three months ended June 30, 2011 and 2010, and $44,136 for the six months ended June 30, 2011 and 2010.  Additionally, during the second quarter of 2011, one of the franchised restaurants acquired in the original purchase was purchased by the Company from the franchisee and accordingly, $114,621, net of amortization, was reclassified from acquired franchise agreements to reacquired franchise agreements.

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

5.  Fair Value

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
Long-term debt

At June 30, 2011 and December 31, 2010, the carrying amount of cash, accounts receivable, accounts payable, accrued expenses and accrued dividends, are short term in nature and approximate fair value.  Interest rates associated with the notes payable to related party and long term debt are based upon rates associated with similar companies in our financial condition and the carrying amounts approximate fair value.

6.  Related Party Transactions

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

	June 30, 2011	December 31, 2010
Face value of the note to be repaid if not converted	$817,252	$817,252
Amount allocated to additional paid in capital	(72,071)	(91,415)
Note payable to related parties	$745,181	$725,837

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.  The amount of amortization for the three months ended June 30, 2011 and 2010, respectively, was $9,672 and $12,727 and for the six months ended June 30, 2011 and 2010, respectively, was $19,344 and $29,567.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At June 30, 2011, the interest rate on the borrowings was 12.438%.

During the year ended December 31, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “First Note”).  The First Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the First Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the First Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The First Note is also secured by the assets of the Company.   Interest expense recognized on the First Note was $50,000 and $6,667 for the three months ended June 30, 2011 and 2010, respectively.  Interest expense recognized on the First Note was $92,569 and $6,667 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, we have drawn down the full $2,000,000 available on the loan.

At the same time as the above, the holders of the Convertible Note described above agreed to extend the due date of their Convertible Note (originally January 31, 2012) to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the First Note while both of the holders of the Convertible Note are also lenders of the Second Note.

During April 2011 we entered into an agreement with three members of our Board of Directors, two of which participated in the First Note, whereby they will loan the Company up to $1,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Second Note”).  The Second Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Second Note is convertible into our common stock at $0.08 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Second Note is also secured by the assets of the Company.  Interest expense recognized on the Second Note was $6,875 for the three and six months ended June 30, 2011.  There was no such interest expense for the three or six months ended 2010.  As of June 30, 2011, we have drawn $500,000 on the Second Note and have $500,000 remaining available on the loan.

7.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets acquired in prior years.  The notes bear interest at the rate of 10% per annum.  During the quarter ended March 31, 2011 the terms of the note were amended.  The new terms required a payment of $40,000 in February 2011 and then monthly payments through November 30, 2012, with principal payments of $7,500 per month plus accrued interest and with a balloon payment of $235,000 on December 31, 2012.  The notes are now secured by all of the assets of the Company.  In the event of default these notes will rank equal to the security interest granted to the note holders described in Note 5, pro-rata with the amounts then outstanding with respect to the secured parties.  The remaining maturities of the long term debt are as follows:

Long term debt	Next 12 Months	Thereafter
Notes issued for acquisition of assets	$90,000	$272,500
Total long term debt	$90,000	$272,500

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.  Stockholders’ Equity

During the six months ended June 30, 2011, we issued 662,500 shares of common stock for compensation to four of our board of directors.  The stock was issued in lieu of cash pursuant to the company’s board of director compensation plan.  The stock was valued at the trading price, $0.06 per share, at the date of grant, April 20, 2011.  We included $39,750 as compensation expense related to the stock issuance. During the six months ended June 30, 2010, we issued 1,500,000 shares of our common stock to two officers (related parties).  The stock was issued as consideration for the reduction of salaries.  The stock was valued at the trading price, $0.11 per share, at the date of grant, January 26, 2010.  We included $165,000 as compensation expense.

9.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2011, the estimated effective tax rate for the year will be zero.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

10.  Stock-Based Compensation

In October 2006, our Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by our stockholders the same month. The 2006 Plan provides for the grant of up to 7,500,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2006 Plan to a Compensation Committee.  During the six months ended June 30, 2011, 1,000,000 options were granted to employees under the 2006 Plan, no options were granted during the six months ended June 30, 2010.

In December 2009, our Board of Directors adopted the 2009 Restricted Stock Plan (“2009 Restricted Stock Plan”).  The 2009 Restricted Stock Plan provides for the grant of up to 5,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events). Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  No shares were granted under the 2009 Restricted Stock Plan during the six months ended June 30, 2011; however, during the three months ended June 30, 2010, 1,500,000 shares of our common stock with a value of $165,000 were issued (see note 7).

In May 2011, our Board of Directors adopted the 2011 Stock Option Plan (“2011 Plan”), which was approved by our stockholders the same month. The 2011 Plan provides for the grant of up to 15,00,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2011 Plan to a Compensation Committee.  During the six months ended June 30, 2011 and 2010, no options were granted to employees under the 2011 Plan,

Total compensation expense of all employee stock-based compensation recognized under ASC 718 for the three months ended June 30, 2011 and 2010 was $11,338 and $3,886, respectively, and for the six months ended June 30, 2011 and 2010 was 26,552 and 133,765, respectively, which consisted of stock-based compensation expense related to employee stock options.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of stock option activity under 2006 Plan is set forth below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding December 31, 2010	7,200,000	$0.13	3.33	$124,363
Granted	1,000,000	$0.08	4.57	24,083
Exercised				-
Cancelled	(2,015,000)	$0.20		(32,845)
Outstanding June 30, 2011	6,185,000	$0.10	3.55	$115,601
Exercisable June 30, 2011	2,685,000	$0.14	2.59	$45,646

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in the 2006 Plan.  A summary of stock option activity to those employees is set forth below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding December 31, 2010	1,112,500	$0.20	3.19	$18,135
Granted	-			-
Exercised	-			-
Cancelled	-	-		-
Outstanding June 30, 2011	1,112,500	$0.20	2.69	$18,135
Exercisable June 30, 2011	1,112,500	$0.20	2.69	$18,135

In addition, during the year ended December 31, 2010, we granted options which were not covered by our formal plans.  These options are non-qualified stock options.  The following table summarizes those options granted:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding December 31, 2010	4,200,000	$0.12	4.6	$201,703
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-
Outstanding June 30, 2011	4,200,000	$0.12	4.1	$201,703
Exercisable June 30, 2011	4,200,000	$0.12	4.1	$201,703

The following table summarizes information concerning outstanding and exercisable options at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 - $0.20	11,497,500	3.7	$0.12	7,997,500	3.4	$0.14

The total compensation cost related to non-vested awards not yet recognized as expense as of June 30, 2011 is $40,759 and will be recognized over the remaining period of 2.7 years.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.  Business Segment information

We operate in two business segments.  Our Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle and BG Urban Café name. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended June 30, 2011 and 2010 include the operating activities of seven company-owned restaurants (six Spicy Pickle restaurants and one BG Urban Café restaurant during 2011 and one company-owned bakery and six company-owned Spicy Pickle restaurants in 2010.

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

During 2010, segment information for the Restaurant Operations segment and the United States segment include the operations of a company-owned bakery.  The bakery is not included in these segments during 2011 as it was closed on December 31, 2010.  Segment information related to the Company's two business segments follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Company restaurants operations	$658,361	$674,063	$1,120,699	$1,292,760
Franchise operations	367,517	541,378	678,747	895,832
Total Revenues	$1,025,878	$1,215,441	$1,799,446	$2,188,592
Segment profit (loss):
Company restaurants operations	$(140,907)	$(108,659)	$(265,052)	$(238,738)
Franchise operations	(681,318)	(67,265)	(1,373,523)	(701,894)
Total segment (loss)	(822,225)	(175,924)	(1,638,575)	(940,632)
Other income (expense)	(262,413)	(54,296)	(334,765)	(89,760)
Net loss	$(1,084,638)	$(230,220)	$(1,973,340)	$(1,030,392)

12.  Subsequent Events

We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements except as follows.

Subsequent to June 30, 2011, we entered into an agreement to terminate the lease at one of our company owned Spicy Pickle restaurants located in Colorado during July 2011.  The agreement requires a payment by the Company in the amount of approximately fifty thousand dollars to the landlord.  The equipment from the location will be used at other currently Company owned Spicy Pickle restaurants or other Spicy Pickle restaurants opening in the future.  All of the anticipated loss associated with the closure of the store has been recorded in the current quarter financial statements.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subsequent to June 30, 2011, we entered into an agreement to purchase one of our franchise owned Spicy Pickle restaurants located in Colorado during July 2011.  At the current moment, the agreement is still contingent upon obtaining a fully executed lease assignment and extension from the landlord.

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

Overview

Our business is the franchise and operation of Spicy Pickle™ and BG Urban Café restaurants (f/k/a Bread Garden® restaurants). Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (Neapolitan thin crust pizza), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in nine states in the United States.  BG Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our BG Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  BG Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.

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

As of June 30, 2011, we had 24 franchised Spicy Pickle restaurants and six company-owned Spicy Pickle restaurants opened.  Previously co-located with one of the restaurants was a bakery which provided fresh baked breads to the local area Denver restaurants.  On December 31, 2010 the bakery closed.  Bread is now baked system wide in the restaurants.

Our franchise agreements include build-out schedules for franchisee restaurants.  At June 30, 2011, we have signed agreements with franchisees to open 10 additional restaurants under the Spicy Pickle Brand.  However there can be no assurances that all of the additional restaurants will be built out and opened.  We review the schedule of build-outs on an ongoing basis and when we determine that a franchisee will not open a restaurant we terminate the agreement.  We continue to interview prospective franchisees and rely on the cash deposits from the franchise sales as well as royalty fees from the existing restaurants to support the expenses of the business.

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

Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of June 30, 2011, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Arizona	1
Colorado	14		1
Illinois	1
Mississippi	1
Nevada	3	1
Ohio	1
Oklahoma	1

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Oregon	1
Texas	7		1
Montana		1
North Dakota		1
Total	30	3	2

Subsequent to June 30, 2011, one location listed as under construction in Nevada has opened and one location listed as operating in Colorado has closed.

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

As of June 30, 2011, we had 12 franchised BG Urban Café restaurants and one company-owned BG Urban Café restaurant opened.  Our BG Urban Café locations including those under construction and in lease negotiation as of June 30, 2011 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	4
Richmond, British Columbia	2
Burnaby, British Columbia	1
West Vancouver, British Columbia	1		1
Coquitlam, British Columbia	2
Kamloops, British Columbia	2
Whistler Resort, British Columbia	1
Total	13	-	-

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $1,084,638 and $1,973,340 for the three and six months ended June 30, 2011, respectively, and has incurred significant net losses since inception.

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

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  During the current six months ended June 30, 2011, Management secured additional available funds under a line of credit facility with three related parties (see note 6).  Furthermore, Management may elect to raise money during the year ended December 31, 2011 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the business commences operations. Initial franchise fees are currently $30,000 for a Spicy Pickle Restaurant and CND $35,000 for a BG Urban Café restaurant.  Franchise fees recognized were $30,346 and $175,000 for the three months ended June 30, 2011 and 2010, respectively, and $30,346 and $235,000 for the six months ended June 30, 2011 and 2010, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay royalties to us based on 5% of weekly gross receipts as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $220,360 and $253,970 for the three months ended June 30, 2011 and 2010, respectively, and $439,000 and $487,760 for the six months ended June 30, 2011 and 2010, respectively.

Rebates - Rebates received from purveyors that supply products to our franchisees and Company owned restaurants are included in Franchise Fees and Royalties. The rebates are recorded when earned.  Rebate revenue was $116,811 and $112,408, for the three months ended June 30, 2011 and 2010, respectively, and $209,401 and $173,072, for the six months ended June 30, 2011 and 2010, respectively.

All sales taxes are presented on a net basis and are excluded from revenue.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of 2% for the Spicy Pickle brand and of up to 2% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $100,307 and $97,178 for the three months ended June 30, 2011 and 2010, respectively, and $202,115 and $183,652 for the six months ended June 30, 2011 and 2010, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $227,351 and $95,762 for the three months ended June 30, 2011 and 2010, respectively, and $416,639 and $185,860 for the six months ended June 30, 2011 and 2010, respectively. The net amounts reflected in the financial statements are $127,043 and $0 for the three months ended June 30, 2011 and 2010, respectively, and $214,524 and $2,208 for the six months ended June 30, 2011 and 2010, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period. The associated liability for deferred rent expense was $93,888 and $150,634 at June 30, 2011 and December 31, 2010, respectively, and will be charged to rent expense over the life of the leases to which it relates.

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

Goodwill and Other Intangibles

Goodwill and other intangible assets include the following:
	2011	2010
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	92,743	240,443
Total goodwill	$1,369,625	$1,517,325
Trademarks and acquired franchise agreements
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	822,667	971,000
Total gross trademarks and acquired franchise agreements	1,113,667	1,262,000
Accumulated amortization of acquired trademarks	(291,000)	(174,600)
Accumulated amortization of acquired franchise agreements	(186,968)	(176,544)
Total accumulated amortization of trademarks and acquired franchise agreements	(477,968)	(351,144)
Total trademarks and acquired franchise agreements	635,699	910,856
Reacquired franchise agreements	139,621	40,000

Total other intangibles	$775,320	$950,856

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  In association with the acquisition and disposal of assets during the six months ended 2011 the company closed one location at a loss that had goodwill of $87,946 and sold another location for a gain that had goodwill associated with it of $59,754.  As a result, goodwill decreased $147,700 during the six months ended 2011.  Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.

Acquired trademarks represent the trademarks associated with the Bread Garden franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we ceased using the trademarks on March 31, 2011.  In exchange for not using the trademarks, we are no longer obligated to pay any overriding royalties on the Bread Garden name.  In addition we received $75,000 to defray the cost of rebranding the restaurants in Canada and have accounted for that as a reduction of the expense during the quarter ended June 30, 2011.  The Bread Garden restaurants have been rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.  In accordance with ASC Topic 350, Intangibles Goodwill and Other(“ASC 350”), the trademarks for the Bread Garden now have a determinable life and were fully amortized as of June 30, 2011.  Amortization expense related to the acquired trademarks was $116,400 for the six months ended June 30, 2011.  There was no amortization for the six months ended June 30, 2010.

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of three restaurants and have an indefinite life.  During 2010 one of those restaurants were closed.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Amortization expenses related to acquired franchise agreements was $22,068 in the three months ended June 30, 2011 and 2010 and $44,136 in the six months ended June 30, 2011 and 2010.  Additionally, during the second quarter of 2011, one of the franchised restaurants acquired in the original purchase was purchased by the Company from the franchisee and accordingly, $114,621, net of amortization, was reclassified from acquired franchise agreements to reacquired franchise agreements.

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

Based on our analysis, no impairment charges were recognized for the year ended December 31, 2010.  Since the end of the year no significant events have occurred that would require the analysis be completed at June 30, 2011.

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

Results of Operations

The following analysis shows operating statistics for the three months ended June 30, 2011 and 2010, included in the restaurant statistics in 2010 are revenues and costs associated with the bakery we closed on December 31, 2010:

	2011		2010
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$658,361	64.18%	$674,063	55.46%
Franchise fees, royalties, and rebates	367,517	35.82%	541,378	44.54%
Total revenue	$1,025,878	100.00%	$1,215,441	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$266,170	40.43%	$239,179	35.48%
Labor	241,152	36.63%	229,480	34.04%
Occupancy	140,554	21.35%	114,548	17.00%
Depreciation	58,825	8.93%	85,471	12.68%
Other operating cost	92,567	14.06%	114,044	16.92%
Total restaurant operating expenses	$799,268	121.40%	$782,722	116.12%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,014,722	276.10%	$581,047	107.32%
Depreciation	34,113	9.28%	27,596	5.10%
Total franchise and general expenses	$1,048,835	285.38%	$608,643	112.42%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,848,103	180.15%	$1,391,365	114.47%
(Loss) from operations	$(822,225)	(80.15%)	$(175,924)	(14.47%)
Other income and (expense):
Interest income (expense)	$(67,036)	(6.53%)	$(54,296)	(4.47%)
Gain (loss) on disposal of assets	(195,377)	(19.05%)	-	-
Total other income and (expense)	$(262,413)	(25.58%)	$(54,296)	(4.47%)
Net (loss)	$(1,084,638)	(105.73%)	$(230,220)	(18.94%)

The components of revenue are restaurant sales for company-owned restaurants, including the company-owned bakery in 2010 and royalties and franchise fees for our franchise operations.

For the three months ended June 30, 2011, total revenue decreased $189,563 (15.60%) from $1,215,441 for the three months ended June 30, 2010 to $1,025,878 for the same period in 2011.  The decrease resulted primarily as a result of recognizing less franchise fee revenue in 2011 and having no bakery operations in 2011 compared to 2010.

The loss from operations increased $646,301 (367.38%) from a loss of $175,924 for the three months ended June 30, 2010 to a loss of $822,225 for the three months ended June 30, 2011.  The increased loss resulted primarily from an increase in general and administrative expenses in addition to lower franchise fee revenue for the quarter.

For the three months ended June 30, 2011, restaurant sales decreased $15,702 (2.33%) from $674,063 in 2010 to $658,361 in 2011.  The decrease in restaurant revenue was principally due to having no bakery operations in 2011.

The loss from restaurant operations increased $32,248 (29.68%) from a loss of $108,659 for the three months ended June 30, 2010 to a loss of $140,907 for the three months ended June 30, 2011.  The increased loss was primarily a result of higher food costs and having no bakery operations in 2011.

Franchise fees and royalty revenue decreased $173,861 (32.11%) from $541,378 for the three months ended June 30, 2010 to $367,517 in 2011.  Initial franchise fees are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Franchise fees decreased $144,654 (82.66%) from $175,000 for the three months ended June 30, 2010 to $30,346 in 2011.One Spicy Pickle restaurant for which we collected fees was opened during the three month period ended June 30, 2011 and two BG Urban Café franchise restaurants were transferred during the three month period ended June 30, 2011.  Comparatively, fifteen Spicy Pickle franchise agreements were terminated during the three month period ended June 30, 2010.  Royalty fees decreased $33,610 (13.23%) from $253,970 for the three months ended June 30, 2010 to $220,360 in 2011.  The decrease is due primarily to less franchised restaurants operating in 2011.  Rebate revenue increased $4,403 (3.92%) from $112,408 for the three months ended June 30, 2010 to $116,811 for the three months ended June 30, 2011.  The increase is due primarily as a result of the restructured supply chain agreement put into place during the fourth quarter of 2010 offset by lower purchasing volumes due to less locations operating during 2011.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

	2011	2010	Difference
Personnel cost	$369,407	$374,245	$(4,838)
Stock options	11,337	3,886	7,451
Professional fees	53,679	39,901	13,778
Marketing, advertising, and promotion	127,043	-	127,043
Travel and entertainment	63,385	42,347	21,038
Rent	45,736	44,048	1,688
MIS	9,053	38,356	(29,303)
Investor relations	15,697	13,386	2,311
Director fees	53,250	-	53,250
Bad Debt	166,936	-	166,936
Other general and administrative expenses	99,199	24,878	74,321
Total general and administrative expenses	$1,014,722	$581,047	$433,675

General and administrative expenses increased $433,675 (74.64%) from $581,047 for the three month period ended June 30, 2010 to $1,014,722 for the three month period ended June 30, 2011.

Our most significant expense continues to be personnel costs.  The number of full time employees increased from 12 at June 30, 2010 to 15 at June 30, 2011.  However, personnel cost decreased $4,838 (1.29%) from $374,245 for the three months ended June 30, 2010 to $369,407 for the three months ended June 30, 2011.  During the last year we have made significant management changes including hiring a new Chief Executive Officer, Chief Financial Officer, and a Chief Development Officer.  We intend to closely monitor our personnel cost and we will attempt to outsource personnel as needed rather than employ full time personnel.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense increased $7,451 (191.74%) from $3,886 for the three months ended June 30, 2010 to $11,337 for the three months ended June 30, 2011.  The increase is due to the additional cost associated with the options issued when hiring the new executive staff.

Professional fees increased $13,778 (34.53%) from $39,901 for the three month period ended June 30, 2010 to $53,679 for the three month period ended June 30, 2011.  The increase is primarily due to fees associated with accounting and auditing services.

Franchisees must contribute to an advertising fund established by us at a rate of 2% for the Spicy Pickle brand and of up to 2% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $100,307 and $97,178 for the three months ended June 30, 2011 and 2010.  These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $227,351 and $95,762 in the three months ended June 30, 2011 and 2010, respectively. The net amounts reflected in the financial statements are $127,043 and $0 in the three months ended June 30, 2011 and 2010, respectively.

Travel and entertainment increased $21,038 (49.68%) from $42,347 for the three months ended June 30, 2010 to $63,385 for the three months ended June 30, 2011.  The increase was due to more travel related to our operations department visiting franchise locations to perform onsite evaluations and increased travel associated with franchise selling efforts.

Rent expense increased $1,688 (3.83%) from $44,048 for the three months ended June 30, 2010 to $45,736 for the three months ended June 30, 2011.

MIS decreased $29,303 (76.40%) from $38,356 for the three months ended June 30, 2010 to $9,053 for the three months ended June 30, 2011.  The decrease was primarily as a result of the restructuring of our support and provider services for our computer and telephone systems.

Investor relations increased $2,311 (17.26%) from $13,386 for the three months ended June 30, 2010 to $15,697 for the three months ended June 30, 2011.  The increase was due primarily to the development of our new investor relations website.

Directors’ fees incurred for the three months ended June 30, 2011 were $53,250.  There were no fees for the three months ended June 30, 2010.

Bad debt expense incurred for the three months ended June 30, 2011 was $166,936.  There were no fees for the three months ended June 30, 2010.  The increase in expense was the result of the establishment of an allowance for a large receivable associated with the BG operations offset by some collections on items that allowances were previously established.

Other general and administrative expenses increased $74,321 (298.74%) from $24,878 for the three months ended June 30, 2010 to $99,199 for the three months ended June 30, 2011.  The increase resulted primarily from changes in insurance coverage for the Company.

Overall, net loss was $1,084,638 for the three months ended June 30, 2011 as compared to $230,220 for the three months ended June 30, 2010. The increase in the net loss of $854,418 (371.13%) was primarily due to increased spending on marketing and advertising, increased bad debt expense from the BG Urban Café operations, loss on disposal of assets associated with the closing of a Spicy Pickle Company owned restaurant, and decreased franchise fee revenue.

The following analysis shows operating statistics for the six months ended June 30, 2011 and 2010, included in the restaurant statistics in 2010 are revenues and costs associated with the bakery we closed on December 31, 2010:

	2011		2010
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$1,120,699	62.28%	$1,292,760	53.58%
Franchise fees, royalties, and rebates	678,747	37.72%	895,832	46.42%
Total revenue	$1,799,446	100.00%	$2,188,592	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$439,117	39.18%	$452,851	35.03%
Labor	427,664	38.16%	489,868	37.89%
Occupancy	245,778	21.93%	227,624	17.61%
Depreciation	113,825	10.16%	154,572	11.96%
Other operating cost	159,367	14.22%	206,583	15.98%
Total restaurant operating expenses	$1,385,751	123.65%	$1,531,498	118.47%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$1,874,571	276.18%	$1,542,363	172.17%
Depreciation	177,699	26.18%	55,363	6.18%
Total franchise and general expenses	$2,052,270	302.36%	$1,597,726	178.35%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$3,438,021	191.06%	$3,129,224	142.98%
(Loss) from operations	$(1,638,575)	(91.06%)	$(940,632)	(42.98%)
Other income and (expense):
Interest income (expense)	$(139,388)	(7.75%)	$(89,760)	(4.10%)
Gain (loss) on disposal of assets	(195,377)	(10.85%)	-	-
Total other income and (expense)	$(334,765)	(18.60%)	$(89,760)	(4.10%)
Net (loss)	$(1,973,340)	(109.66%)	$(1,030,392)	(47.08%)

The components of revenue are restaurant sales for company-owned restaurants, including the company-owned bakery in 2010 and royalties and franchise fees for our franchise operations.

For the six months ended June 30, 2011, total revenue decreased $389,146 (17.78%) from $2,188,592 for the six months ended June 30, 2010 to $1,799,446 for the same period in 2011.  The decrease resulted primarily as a result of recognizing less franchise fee revenue in 2011 and having no bakery operations in 2011 compared to 2010.

The loss from operations increased $697,943 (74.20%) from a loss of $940,632 for the six months ended June 30, 2010 to a loss of $1,638,575 for the six months ended June 30, 2011.  The increased loss resulted primarily from an increase in marketing and advertising in addition to lower franchise fee revenue for the year.

For the six months ended June 30, 2011, restaurant sales decreased $172,061 (13.31%) from $1,292,760 in 2010 to $1,120,699 in 2011.  The decrease in restaurant revenue was principally due to having no bakery operations in 2011.

The loss from restaurant operations increased $26,314 (11.02%) from a loss of $238,738 for the six months ended June 30, 2010 to a loss of $265,052 for the six months ended June 30, 2011.  The increased loss was primarily a result of higher food costs and having no bakery operations in 2011.

Franchise fees and royalty revenue decreased $217,085 (24.23%) from $895,832 for the six months ended June 30, 2010 to $678,747 in 2011.  Initial franchise fees are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Franchise fees decreased $204,654 (87.09%) from $235,000 for the six months ended June 30, 2010 to $30,346 in 2011.One Spicy Pickle restaurant for which we collected fees was opened during the six month period ended June 30, 2011 and two BG Urban Café franchise restaurants were transferred during the six month period ended June 30, 2011.  Comparatively, two Spicy Pickle restaurants for which we collected fees were opened and fifteen Spicy Pickle franchise agreements were terminated during the six month period ended June 30, 2010.  Royalty fees decreased $48,760 (10.00%) from $487,760 for the six months ended June 30, 2010 to $439,000 in 2011.  The decrease is due primarily to less franchised restaurants operating in 2011.  Rebate revenue increased $36,329 (20.99%) from $173,072 for the six months ended June 30, 2010 to $209,401 for the six months ended June

30, 2011.  The increase is due primarily as a result of the restructured supply chain agreement put into place during the fourth quarter of 2010 offset by lower purchasing volumes due to less locations operating during 2011.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	2011	2010	Difference
Personnel cost	$746,842	$887,557	$(140,715)
Stock options	26,551	133,765	(107,214)
Professional fees	192,071	136,171	55,900
Marketing, advertising, and promotion	214,524	2,208	212,316
Travel and entertainment	77,063	79,057	(1,994)
Rent	98,729	91,658	7,071
MIS	32,624	45,489	(12,865)
Investor relations	36,703	29,116	7,587
Director fees	106,500	-	106,500
Bad Debt	166,936	-	166,936
Other general and administrative expenses	176,028	137,342	38,686
Total general and administrative expenses	$1,874,571	$1,542,363	$332,208

General and administrative expenses increased $332,208 (21.54%) from $1,542,363 for the six month period ended June 30, 2010 to $1,874,571 for the six month period ended June 30, 2011.

Our most significant expense continues to be personnel costs.  The number of full time employees increased from 12 at June 30, 2010 to 15 at June 30, 2011.  However, personnel cost decreased $140,715 (15.85%) from $887,557 for the six months ended June 30, 2010 to $746,842 for the six months ended June 30, 2011.  During the last year we have made significant management changes including hiring a new Chief Executive Officer, Chief Financial Officer, and a Chief Development Officer.  Included in the six months ended June 30, 2010 is $165,000 in expense for 1,500,000 shares granted to former officers of the company and severance pay for certain employees no longer with the Company.  We intend to closely monitor our personnel cost and we will attempt to outsource personnel as needed rather than employ full time personnel.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $107,214 (80.15%) from $133,765 for the six months ended June 30, 2010 to $26,551 for the six months ended June 30, 2011.  The decrease is primarily due to the cost last year associated with 2,000,000 options granted to two new board members off set by the additional cost associated with the options issued when hiring the new executive staff.

Professional fees increased $55,900 (41.05%) from $136,171 for the six month period ended June 30, 2010 to $192,071 for the six month period ended June 30, 2011.  The increase is primarily due to fees associated with accounting and auditing services.

Franchisees must contribute to an advertising fund established by us at a rate of 2% for the Spicy Pickle brand and of up to 2% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $202,115 and $183,652 for the six months ended June 30, 2011 and 2010, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $416,639 and $185,860 in the six months ended June 30, 2011 and 2010, respectively.  The net amounts reflected in the financial statements are $214,524 and $2,208 in the six months ended June 30, 2011 and 2010, respectively.

Travel and entertainment decreased $1,994 (2.52%) from $79,057 for the six months ended June 30, 2010 to $77,063 for the six months ended June 30, 2011.

Rent expense increased $7,071 (7.71%) from $91,658 for the six months ended June 30, 2010 to $98,729 for the six months ended June 30, 2011.

MIS decreased $12,865 (28.28%) from $45,489 for the six months ended June 30, 2010 to $32,624 for the six months ended June 30, 2011.  The decrease was primarily as a result of the restructuring of our support and provider services for our computer and telephone systems.

Investor relations increased $7,587 (26.06%) from $29,116 for the six months ended June 30, 2010 to $36,703 for the six months ended June 30, 2011.  The increase was due primarily to the development of our new investor relations website and the expense associated with our annual shareholders meeting conducted in 2011, compared to no meeting being held in 2010.

Directors’ fees incurred for the six months ended June 30, 2011 were $106,500.  There were no fees for the six months ended June 30, 2010.

Bad debt expense incurred for the six months ended June 30, 2011 was $166,936.  There were no fees for the six months ended June 30, 2010.  The increase in expense was the result of the establishment of an allowance for a large receivable associated with the BG operations offset by some collections on items that allowances were previously established.

Other general and administrative expenses increased $38,686 (28.17%) from $137,342 for the six months ended June 30, 2010 to $176,028 for the six months ended June 30, 2011.  The increase resulted primarily from changes in insurance coverage for the Company.

Overall, net loss was $1,973,340 for the six months ended June 30, 2011 as compared to $1,030,392 for the six months ended June 30, 2010. The increase in the net loss of $942,948 (91.51%) was primarily due to increased spending on marketing and advertising, increased bad debt expense from the BG Urban Café operations, loss on disposal of assets associated with the closing of a Spicy Pickle Company owned restaurant, and decreased franchise fee revenue.

Liquidity and Capital Resources

At June 30, 2011, we had a working capital deficit of $813,408, as compared to a working capital deficit of $299,234 at December 31, 2010.  Of the working capital deficit at June 30, 2011, $136,000 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to a decrease in other short-term receivables and an increase in accrued expenses and compensation.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at June 30, 2011 was $136,000, a decrease of $6,000 compared to December 31, 2010 end of year balance of $142,000. Although not recorded as revenue, any payments received will provide working capital.

At June 30, 2011 we had contractual obligations for operating leases of $2,010,798, of which $263,000 is due by December 31, 2011.

As of June 30, 2011, our aggregate minimum requirements under non-cancelable leases are as follows:

2011	$263,000
2012	439,894
2013	385,397
2014	267,516
2015	251,393
Later years	403,598
$2,010,798

The current portion of our long term debt is $90,000 which is due and payable over the next twelve months and we have long-term debt in the amount of $272,500 and $3,245,181 which is due and payable in 2012 and 2013, respectively.

During the year ended December 31, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “First Note”).  The First Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the First Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the First Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The First Note is also secured by the assets of the Company.   Interest expense recognized on the First Note was $50,000 and $6,667 for the three months ended June 30, 2011 and 2010, respectively.  Interest expense recognized on the First Note was $92,569 and $6,667 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, we have drawn down the full $2,000,000 available on the loan.

At the same time as the above, the holders of the Convertible Note described above agreed to extend the due date of their Convertible Note (originally January 31, 2012) to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the First Note while both of the holders of the Convertible Note are also lenders of the Second Note (see below).

During April 2011 we entered into an agreement with three members of our Board of Directors, two of which participated in the First Note, whereby they will loan the Company up to $1,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Second Note”).  The Second Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Second Note is convertible into our common stock at $0.08 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Second Note is also secured by the assets of the Company.  Interest expense recognized on the Second Note was $6,875 for the three and six months ended June 30, 2011.  There was no such interest expense for the three or six months ended 2010.  As of June 30, 2011, we have drawn $500,000 on the Second Note and have $500,000 remaining available on the loan.

Off-Balance Sheet Arrangements

At June 30, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

During the current year, the Company began outsourcing daily accounting activities, including accounts payable, accounts receivable, and standard general ledger entries.  Management believes that the changes have not resulted in any changes to the Company’s internal control over financial reporting during the current fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

Not required.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

 During the six months ended June 30, 2011, we issued 662,500 shares of unregistered common stock for compensation to four members of our board of directors.  The stock was issued in lieu of cash pursuant to the company’s board of director compensation plan.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business, and had access to the kind of information which registration would disclose.

Item 3.      Defaults Upon Senior Securities

None.
Item 4.      (Removed and Reserved)

None.

Item 5.      Other Information

None

Item 6.      Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (4)
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (4)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (4)
10.5	2009 Restricted Stock Plan (5)
10.6	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (6)
10.7	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (6)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (6)
10.9	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (7)
10.10	Executive Employment Agreement with Clint Woodruff dated October 18, 2010 (8)
10.11	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Raymond and Joan BonAnno (9)
10.12	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Presley and Patricia Stacey Reed (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (10)

Regulation S-K Number	Exhibit
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (10)
32.1	Section 1350 Certification of Chief Executive Officer (10)
32.2	Section 1350 Certification of Chief Financial Officer (10)
______________
(1)	Incorporated by reference to the exhibits to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on April 19, 2011.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

August 12, 2011      By:      /s/ Mark Laramie
Mark Laramie
Chief Executive Officer

August 12, 2011     By:      /s/ Clint Woodruff
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