Form 10-Q
period 2011-09-30
SPICY PICKLE FRANCHISING INC
filed 2011-11-21
CIK 1367722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2011 there were 87,813,024 shares of common stock outstanding.

Spicy Pickle Franchising, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,119	$247,349
Accounts receivable	114,900	241,812
Other short-term receivables	84,139	233,791
Inventory	57,351	30,977
Prepaid expenses and other current assets	74,188	39,092
Total current assets	498,697	793,021
Property and equipment, net of accumulated depreciation	1,286,092	1,328,492
Other assets:
Deposits and other assets	47,901	50,091
Other long-term receivables	271,962	-
Goodwill	1,369,625	1,517,325
Other intangible assets, net of amortization	786,624	950,856
Total other assets	2,476,112	2,518,272
Total assets	$4,260,901	$4,639,785

Liabilities and equity
Current liabilities:
Accounts payable	$567,979	$481,637
Accrued expenses and compensation	569,824	277,597
Current portion of long-term debt	115,790	122,500
Deferred franchise revenue	91,000	142,000
Dividends accrued	68,521	68,521
Total current liabilities	1,413,114	1,092,255
Notes payable to related parties	3,879,853	2,225,837
Long-term debt, net of current portion	373,065	317,500
Deferred rent expense	105,360	150,634
Other long-term liabilities	210,123	-
Total long-term liabilities	4,568,401	2,693,971

Equity
Spicy Pickle Franchising Inc. stockholders' equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 86,819,274 and 85,494,274 shares issued and outstanding in 2011 and 2010, respectively	86,819	85,494
Additional paid in capital	17,474,070	17,358,757
Fair value of common stock warrants	628,010	628,010
Accumulated (deficit)	(19,905,161)	(17,260,802)
Accumulated comprehensive (loss)	(4,352)	(9,855)
Total Spicy Pickle Franchising, Inc. stockholders' equity (deficit)	(1,720,614)	801,604
Non-controlling interest	-	51,955
Total equity	(1,720,614)	853,559
Total liabilities and stockholders’ equity (deficit)	$4,260,901	$4,639,785

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For The Three Months and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Restaurant and bakery sales	$604,788	$645,256	$1,725,487	$1,938,016
Franchise fees, royalties, and rebates	408,314	496,176	1,087,061	1,409,716
Total revenues	1,013,102	1,141,432	2,812,548	3,347,732

Operating costs and expenses:
Restaurant and bakery:
Cost of sales	243,124	243,627	682,241	714,185
Labor	206,136	255,383	633,800	745,251
Occupancy	174,526	107,279	420,304	334,903
Depreciation	41,049	65,674	154,874	220,246
Other operating costs	109,923	89,815	269,290	296,399
Total restaurant and bakery operating costs	774,758	761,778	2,160,509	2,310,984

Franchise and general:
General and administrative	766,981	1,051,705	2,641,552	2,594,068
Depreciation and amortization	27,274	85,047	204,974	140,410
Total franchise and general	794,255	1,136,752	2,846,526	2,734,478
Total operating costs and expenses	1,569,013	1,898,530	5,007,035	5,045,462

(Loss) from operations	(555,911)	(757,098)	(2,194,487)	(1,697,730)

Other income (expense):
Interest income (expense)	(100,229)	(45,331)	(239,618)	(135,091)
Gain (loss) on disposal of assets	(28,329)	-	(223,706)	-
Other income (expense)	13,452	-	13,452	-
Total other income (expense):	(115,106)	(45,331)	(449,872)	(135,091)

Net (loss) attributable to common shareholders	(671,017)	(802,429)	(2,644,359)	(1,832,821)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(43)	(8,187)	5,503	(18,842)

Comprehensive (loss)	$(671,060)	$(810,616)	$(2,638,856)	$(1,851,663)

Per share information - basic and fully diluted:

Weighted average shares outstanding	86,682,453	84,494,274	86,052,424	83,160,941

Net (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

See accompanying notes to condensed consolidated financial statements

Spicy Pickle Franchising, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Net cash (used in) operating activities	$(1,382,830)	$(1,260,077)

Cash flows from investing activities:
Purchase of property and equipment	(402,306)	(31,502)
Proceeds from the sale of assets	28,400	-
Net cash (used in) provided by investing activities	(373,906)	(31,502)

Cash flows from financing activities:
Proceeds from note payable to related parties	1,625,000	1,000,000
Proceeds from long-term debt	398,855	-
Repayment of notes payable	(350,000)	(57,000)
Net cash provided by financing activities	1,673,855	943,000

Effect of foreign exchange rate changes	3,651	(18,842)

Net (decrease) in cash and cash equivalents	(79,230)	(367,421)
Cash and cash equivalents, beginning of period	247,349	809,790
Cash and cash equivalents, end of period	$168,119	$442,369

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$37,584	$33,192

See the accompanying notes to the consolidated financial statements

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation of Interim Period

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Spicy Pickle Franchising, Inc. including its subsidiaries.  The accompanying unaudited financial statements of Spicy Pickle Franchising, Inc. at September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2010 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.

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

2.  Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260,  Earnings Per Share  which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the nine month periods ended September 30, 2011 and 2010, and accordingly, any outstanding equivalents would be anti-dilutive.

3.  Acquisition and Disposal of Assets

During the nine months ended September 30, 2011, the Company purchased four restaurants from franchisees and built one restaurant.  Four of the locations were Spicy Pickle restaurants and one location was a BG Urban Café restaurant.  The purchase of the BG Urban Café restaurant represents the first company owned and operated location within the BG Urban Café franchise.  The purchases were made in exchange for assumption of certain liabilities and relief of amounts owed to the Company by the franchisees, the total of such amounts was approximately $418,427.  Additionally, the Company sold two company owned Spicy Pickle restaurants to the minority owner in one of the locations purchased.  The two locations are now solely franchisee owned and operated.  The sale of the two locations was made in exchange for a note receivable due over approximately seven years in the amount of $335,000.  One company owned Spicy Pickle location was closed.  The total amount of loss associated with the closing of that location is $215,818.  As of September 30, 2011, the purchase price allocation of the acquisitions of the aforementioned restaurants’ operations is preliminary dependent on finalization of the Company’s valuation assessment in accordance with ASC 805, Business Combinations.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following at September 30, 2011 and December 31, 2010:

	2011	2010
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	92,743	240,443
Total goodwill	$1,369,625	$1,517,325
Trademarks and acquired franchise agreements
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	822,667	971,000
Total gross trademarks and acquired franchise agreements	1,113,667	1,262,000
Accumulated amortization of acquired trademarks	(291,000)	(174,600)
Accumulated amortization of acquired franchise agreements	(205,664)	(176,544)
Total accumulated amortization of trademarks and acquired franchise agreements	(496,664)	(351,144)
Total trademarks and acquired franchise agreements	617,003	910,856
Reacquired franchise agreements	169,621	40,000

Total other intangibles	$786,624	$950,856

Amortization expense related to trademarks and acquired franchise agreements for the three months ended September 30, 2011 and 2010 was $18,696 and $80,268, respectively, and $179,232 and $124,404 for the nine months ended September 30, 2011 and 2010, respectively.  Estimated future amortization expense by category as of September 30, 2011 was as follows:

Year	Trademarks	Franchise Agreements	Total Amortization
2011	$-	$18,696	$18,696
2012	-	74,784	74,784
2013	-	74,784	74,784
2014	-	74,784	74,784
2015	-	74,784	74,784
Later years	-	299,171	299,171
	$-	$617,003	$617,003

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  In association with the acquisition and disposal of assets during the nine months ended September 30, 2011 the Company closed one location at a loss that had goodwill of $87,946 and sold another location for a gain that had goodwill associated with it of $59,754.  As a result, goodwill decreased $147,700 during the nine months ended September 30, 2011.  Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.

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

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company from which we purchased the assets, and the then existing franchisees.  Reqcquired franchise agreements represent franchise agreements that were in place between the Company and the franchisees from whom we purchased assets in the acquisition of four restaurants and have an indefinite life.  During 2010 one of those restaurants was closed.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Additionally, during the nine months ended September 30, 2011, one of the franchised restaurants acquired in the original purchase was purchased by the Company from the franchisee and accordingly, $114,621, net of amortization, was reclassified from acquired franchise agreements to reacquired franchise agreements.  Additionally, one previously franchised Spicy Pickle location was purchased and as a result $30,000 of the purchase price was recorded as reacquired franchise rights.  Amortization expenses related to acquired franchise agreements were $18,696 and $22,068 for the three months ended September 30, 2011 and 2010, respectively, and $62,832 and $66,204 for the nine months ended September 30, 2011 and 2010, respectively.

In making an estimate of future cash flow as it relates to our BG Urban Café operations, we considered the following items:

●	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.
●	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.
●	Historical operating history of acquired assets as adjusted for forecast.
●	Management’s estimates of new franchisees.

We performed the goodwill impairment analysis at December 31, 2010 and determined the fair value of goodwill and other indefinite lived intangibles as related to the BG Urban Café operations was in excess of the carrying value.

In making an estimate of future cash flow as it relates to our Spicy Pickle operations, we considered the following items:

●	The economic forecast in United States.
●	Industry forecast for the restaurant industry in United States with emphasis on the fast casual segment.
●	Historical operating history of acquired assets as adjusted for forecast.
●	Changes to our menu and introduction of a new day part in our restaurants.

We performed the goodwill impairment analysis at December 31, 2010 and determined the fair value of goodwill and other indefinite lived intangibles as related to the Spicy Pickle operations was impaired in the amount of $80,136. This impairment was incurred due to the previously mentioned closure of one company store.

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
Long-term debt

At September 30, 2011 and December 31, 2010, the carrying amount of cash, accounts receivable, accounts payable, accrued expenses and accrued dividends, are short term in nature and approximate fair value.  Interest rates associated with the notes payable to related parties and long-term debt are based upon rates associated with similar companies in our financial condition and the carrying amounts approximate fair value.

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

	September 30, 2011	December 31, 2010
Face value of the note to be repaid if not converted	$817,252	$817,252
Amount allocated to additional paid in capital	(62,399)	(91,415)
Note payable to related parties	$754,853	$725,837

In accordance with ASC Topic 835, Interest, the amount allocated to the beneficial conversion will be amortized as interest expense over the life of the note in such a way as to result in a constant rate of interest.  The amount of amortization for the three months ended September 30, 2011 and 2010 was $9,672 and for the nine months ended September 30, 2011 and 2010, respectively, was $29,016 and $39,238.

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The annual interest rate giving effect to the amortization of the beneficial conversion is 9.188% per annum.  When combined with the stated interest rate of one percent above the prime rate, the effective rate is 10.188% over the prime rate.  At September 30, 2011, the interest rate on the borrowings was 12.438%.

During the year ended December 31, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “First Note”).  The First Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the First Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the First Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The First Note is also secured by the assets of the Company.   Interest expense recognized on the First Note was $50,000 and $18,333 for the three months ended September 30, 2011 and 2010, respectively.  Interest expense recognized on the First Note was $142,569 and $25,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, we have drawn down the full $2,000,000 available on the loan.

At the same time as the above, the holders of the Convertible Note described above agreed to extend the due date of their Convertible Note (originally January 31, 2012) to coincide with the Note.  As consideration for the extension of the due date, the holders will receive a security interest in the assets of the Company on a pro rata basis with the lenders above.  One of the holders of the Convertible Note is also a lender of the First Note while both of the holders of the Convertible Note are also lenders of the Second Note, as described below.

During April 2011 we entered into an agreement with three members of our Board of Directors, two of which participated in the First Note, whereby they will loan the Company up to $1,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Second Note”).  The Second Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Second Note is convertible into our common stock at $0.08 per share, the value of the stock on the date the Second Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Second Note is also secured by the assets of the Company.  Interest expense recognized on the Second Note was $17,917 for the three months and $ 24,792 for the nine months ended September 30, 2011.  There was no such interest expense for the three or nine months ended 2010.  As of September 30, 2011, we have drawn $875,000 on the Second Note and have $125,000 remaining available on the loan.

7.  Long-term Debt

Long-term debt represents notes issued in connection with the acquisition of certain assets acquired in prior years.  The notes bear interest at the rate of 10% per annum.  During the quarter ended March 31, 2011 the terms of the note were amended.  The new terms required a payment of $40,000 in February 2011 and then monthly payments through November 30, 2012, with principal payments of $7,500 per month plus accrued interest and with a balloon payment of $235,000 on December 31, 2012.  The notes are now secured by all of the assets of the Company.  In the event of default these notes will rank equal to the security interest granted to the note holders described in Note 6, pro-rata with the amounts then outstanding with respect to the secured parties.  Additionally, the Company assumed a note from a franchisee during the quarter ended September 30, 2011 in order to acquire an existing Spicy Pickle location.  The assumed note is for $152,772, bears interest at a per annum rate of 5.5%, and has a three year term with a $78,372 balloon payment in three years.  The remaining maturities of the long-term debt are as follows:

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term debt	Next 12 Months	Thereafter
Notes issued for acquisition of assets	$90,000	$250,000
Assumed note	$25,790	$123,065
Total long-term debt	$115,790	$373,065

8.  Stockholders’ Equity

During the nine months ended September 30, 2011, we issued 1,325,000 shares of common stock for compensation to four of our directors.  The stock was issued in lieu of cash pursuant to the Company’s board of director compensation plan.  The stock was valued at the trading price at the date of grant, $0.06 per share on April 20, 2011 and $0.06 per share on July 18, 2011.  We included $79,500 as compensation expense related to the stock issuance. During the nine months ended September 30, 2010, we issued 1,500,000 shares of our common stock to two officers (related parties) at $0.11 per share, for an associated expense of $165,000.  The stock was issued as consideration for the reduction of salaries.  The stock was valued at the trading price, $0.11 per share, at the date of grant, January 26, 2010.  We included $180,000 as compensation expense.

9.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2011, the estimated effective tax rate for the year will be zero.

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

10.  Stock-Based Compensation

In October 2006, our Board of Directors adopted the 2006 Stock Option Plan (“2006 Plan”), which was approved by our stockholders the same month. The 2006 Plan provides for the grant of up to 7,500,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2006 Plan to a Compensation Committee.  During the nine months ended September 30, 2011, 1,000,000 options were granted to employees under the 2006 Plan, no options were granted during the nine months ended September 30, 2010.

In December 2009, our Board of Directors adopted the 2009 Restricted Stock Plan (“2009 Restricted Stock Plan”).  The 2009 Restricted Stock Plan provides for the grant of up to 5,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events). Our Board of Directors has delegated authority to grant awards under the 2009 Plan to a Compensation Committee.  No shares were granted under the 2009 Restricted Stock Plan during the nine months ended September 30, 2011; however, during the nine months ended September 30, 2010, 1,500,000 shares of our common stock with a value of $165,000 were issued (see note 8).

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In May 2011, our Board of Directors adopted the 2011 Stock Option Plan (“2011 Plan”), which was approved by our stockholders the same month. The 2011 Plan provides for the grant of up to 15,000,000 shares of our common stock (subject to certain adjustments in the event of stock splits or other similar events) as incentive stock options. Our Board of Directors has delegated authority to grant awards under the 2011 Plan to a Compensation Committee.  During the nine months ended September 30, 2011 and 2010, no options were granted to employees under the 2011 Plan.

Total compensation expense of all employee stock-based compensation recognized under ASC 718 for the three months ended September 30, 2011 and 2010 was $10,586 and $11,397, respectively, and for the nine months ended September 30, 2011 and 2010 was $37,138 and $145,161, respectively, which consisted of stock-based compensation expense related to employee stock options.

A summary of stock option activity under 2006 Plan is set forth below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding December 31, 2010	7,200,000	$0.13	3.33	$124,363
Granted	1,000,000	$0.08	4.32	24,083
Exercised				-
Cancelled	(2,015,000)	$0.20		(32,845)
Outstanding September 30, 2011	6,185,000	$0.10	3.30	$115,601
Exercisable September 30, 2011	2,685,000	$0.14	2.34	$45,646

We also issued stock options to certain employees of our Canadian subsidiary.  These options were not included in the 2006 Plan.  A summary of stock option activity to those employees is set forth below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding December 31, 2010	1,112,500	$0.20	3.19	$18,135
Granted	-			-
Exercised	-			-
Cancelled	-	-		-
Outstanding September 30, 2011	1,112,500	$0.20	2.44	$18,135
Exercisable September 30, 2011	1,112,500	$0.20	2.44	$18,135

In addition, during the year ended December 31, 2010, we granted options which were not covered by our formal plans.  These options are non-qualified stock options.  The following table summarizes those options granted:

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding December 31, 2010	4,200,000	$0.12	4.60	$201,703
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-
Outstanding September 30, 2011	4,200,000	$0.12	3.86	$201,703
Exercisable September 30, 2011	4,200,000	$0.12	3.86	$201,703

The following table summarizes information concerning outstanding and exercisable options at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.06 - $0.20	11,497,500	3.42	$0.12	7,997,500	3.15	$0.14

The total compensation cost related to non-vested awards not yet recognized as expense as of September 30, 2011 is $30,173 and will be recognized over the remaining period of 2.4 years.

11.  Business Segment information

We operate in two business segments.  Our Restaurant Operations segment is comprised of restaurants owned by the Company.  The company-owned restaurants conduct business under the Spicy Pickle and BG Urban Café names. These restaurants specialize in fast casual dining featuring fresh, made-to-order, premium submarine, deli and panini sandwiches, salads, soups and soft drinks. Information for this segment for the periods ended September 30, 2011 and 2010 include the operating activities of eight company-owned restaurants (seven Spicy Pickle restaurants and one BG Urban Café restaurant during 2011) and one company-owned bakery and seven company-owned Spicy Pickle restaurants in 2010.

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

During 2010, segment information for the Restaurant Operations segment and the United States segment include the operations of a company-owned bakery.  The bakery is not included in these segments during 2011 as it was closed on December 31, 2010.  Segment information related to the Company's two business segments follows:

Spicy Pickle Franchising, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Company restaurants operations	$604,788	$645,256	$1,725,487	$1,938,016
Franchise operations	408,314	496,176	1,087,061	1,409,716
Total Revenues	$1,013,102	$1,141,432	$2,812,548	$3,347,732

Segment profit (loss):
Company restaurants operations	$(169,970)	$(116,522)	$(435,022)	$(372,968)
Franchise operations	(385,941)	(640,576)	(1,759,465)	(1,324,762)
Total segment (loss)	(555,911)	(757,098)	(2,194,487)	(1,697,730)
Other income (expense)	(115,106)	(45,331)	(449,872)	(135,091)
Net loss	$(671,017)	$(802,429)	$(2,644,359)	$(1,832,821)

12.  Subsequent Events

We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements except as follows.

Subsequent to September 30, 2011, the Company entered into a non-binding letter of intent with three members of our Board of Directors (lenders) whereby they will provide future financing for the Company.  The initial terms of the agreement include total funding in the amount of $1,450,000 payable in three tranches of $500,000, $500,000 and $450,000 with the first tranche being paid on the date the agreement closes, the second tranche being paid on or about February 1, 2012 and the last tranche being paid on or about May 2, 2012.  The interest rate on the funding will be 18% and the lenders will receive a 1.5 percentage of revenue share per $500,000 in funding from the Company.  The Company cannot predict with certainty that the agreement will close and the financing will be received, however, we anticipate completion of the deal in the upcoming quarter.

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

Overview

Our business is the franchise and operation of Spicy Pickle™ and BG Urban Café restaurants (f/k/a Bread Garden® restaurants). Spicy Pickle is a fast casual restaurant where made-to-order panini, submarine-style sandwiches, pizzetti (flatbread pizzas), and salads created by our founders are served using fresh-baked breads and high-quality ingredients.  Spicy Pickle restaurants are located in nine states in the United States.  BG Urban Café restaurants also specialize in fast casual dining.  Unlike our Spicy Pickle restaurants, our BG Urban Café restaurants offer a full line of specialty coffees, pastries, and desserts along with hot entrees, salads, soups, and sandwiches.  BG Urban Cafés are located primarily in metropolitan Vancouver, British Columbia, Canada.

We market our menu primarily through targeted local store marketing efforts, mail drops, media advertising, and print campaigns, as well as through other grass roots efforts. The "Spicy Pickle" brand name has existed for ten years.  The Company completed a rebranding of the "BC Urban Cafe" name this year from the “Bread Garden” brand name which has existed since 1979.

The first Spicy Pickle restaurant was launched in 1999 by two individuals under the name Spicy Pickle, LLC. In late 2001, there were three restaurants, two in Denver and one in Lakewood, a Denver suburb.  By January 2003, we organized Spicy Pickle Franchising, LLC and launched the Spicy Pickle brand as a national franchise.

As of September 30, 2011, we had 22 franchised Spicy Pickle restaurants and seven company-owned Spicy Pickle restaurants opened.  Previously co-located with one of the restaurants was a bakery which provided fresh baked breads to the local area Denver restaurants.  On December 31, 2010 the bakery closed.  Bread is now baked system wide in the restaurants.

Our franchise agreements include build-out schedules for franchisee restaurants.  At September 30, 2011, we have signed agreements with franchisees to open 8 additional restaurants under the Spicy Pickle Brand.  However there can be no assurances that all of the additional restaurants will be built out and opened.  We review the schedule of build-outs on an ongoing basis and when we determine that a franchisee will not open a restaurant we terminate the agreement.  We continue to interview prospective franchisees and rely on the cash deposits from the franchise sales as well as royalty fees from the existing restaurants to support the expenses of the business.

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

Our Spicy Pickle restaurant locations (including both company-owned and franchisee-owned), including those under construction and lease negotiation as of September 30, 2011, are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Arizona	1
Colorado	14
Illinois	1
Mississippi	1
Nevada	4
North Dakota	1

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Oregon	1
Texas	6
Montana		1
Total	29	1

Subsequent to September 30, 2011 one location listed as operating in Mississippi and one location operating in Arizona have closed.

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

As of September 30, 2011, we had 11 franchised BG Urban Café restaurants and one company-owned BG Urban Café restaurant opened.  Our BG Urban Café locations including those under construction and in lease negotiation as of September 30, 2011 are:

Location	Restaurants Operating	Under Construction	In Lease Negotiation
Vancouver, British Columbia	3
Richmond, British Columbia	2
Burnaby, British Columbia	1
West Vancouver, British Columbia	1		1
Coquitlam, British Columbia	2
Kamloops, British Columbia	2
Whistler Resort, British Columbia	1
Total	12	-	1

We intend to increase our revenues by selling new franchises and expanding consumption of our food products at all restaurants. General economic and industry conditions may affect our ability to do so and our revenue performance.

We have been developing our franchise network through the sale of franchises and through acquisition.  We have relied on fund raising and the sales of new franchises to augment the cash we receive from continuing royalty payments for our cash flow.  The unanticipated economic conditions that surfaced in 2008 and continued into 2011 resulted in a significant reduction in the sales of new franchises which has resulted in a significant decrease in our cash position.  As soon as it became apparent that the economic downturn would not correct itself in the short term, we significantly reduced our corporate overhead, mostly in the area of personnel cost.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $671,017 and $2,644,359 for the three and nine months ended September 30, 2011, respectively, and has incurred significant net losses since inception.

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

Our ability to fund our operations will depend on the length of time of the current economic downturn, our future performance and our ability to successfully implement our business and growth strategies.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.  The nature of our business is that a portion of our revenue is a continuing stream from franchisees.  We will continually monitor our expenses and reduce those expenses as best we can to match the revenue flow.  During the current nine months ended September 30, 2011, Management secured additional available funds under a line of credit facility with three related parties (see note 6).  Furthermore, Management may elect to raise money during the year ended December 31, 2011 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on our continued operations, which in turn is dependent on the increase in sales of new franchises, the number of operating franchise restaurants, or the additional capital raised through a placement of our securities.

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

Revenue Recognition

Initial Franchise Fees - We enter into franchise agreements, which grant franchisees the exclusive right to develop and operate businesses at certain locations. Initial franchise fees are recognized as revenue when all material services and conditions required to be performed by us have been substantially completed, which is generally when the business commences operations. Initial franchise fees are currently $30,000 for a Spicy Pickle Restaurant and CND $35,000 for a BG Urban Café restaurant.  Franchise fees recognized were $45,000 and $164,176 for the three months ended September 30, 2011 and 2010, respectively, and $75,340 and $399,176 for the nine months ended September 30, 2011 and 2010, respectively.

Royalty Fees - Pursuant to the franchise agreements, franchisees are required to pay 5 to 6% in royalties to us based on weekly gross receipts as reported to us through the franchisees’ point of sales systems. The royalties are recognized as revenue in the period corresponding to the sales reporting period. Royalty fees were $264,574 and $243,984 for the three months ended September 30, 2011 and 2010, respectively, and $703,580 and $731,744 for the nine months ended September 30, 2011 and 2010, respectively.

Rebates - Rebates received from purveyors that supply products to our franchisees and Company owned restaurants are included in Franchise Fees and Royalties. The rebates are recorded when earned.  Rebate revenue was $98,740 and $88,016, for the three months ended September 30, 2011 and 2010, respectively, and $308,141 and $278,796, for the nine months ended September 30, 2011 and 2010, respectively.

All sales taxes are presented on a net basis and are excluded from revenue.

Advertising Costs

Franchisees must contribute to an advertising fund established by us at a rate of 2% for the Spicy Pickle brand and of up to 2% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchises. Advertising fees recognized were $84,266 and $98,550 for the three months ended September 30, 2011 and 2010, respectively, and $286,381 and $282,202 for the nine months ended September 30, 2011 and 2010, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $229,751 and $214,863 for the three months ended September 30,

2011 and 2010, respectively, and $605,513 and $400,723 for the nine months ended September 30, 2011 and 2010, respectively. The net expenses reflected in the financial statements are $145,485 and $116,313 for the three months ended September 30, 2011 and 2010, respectively, and $319,132 and $118,521 for the nine months ended September 30, 2011 and 2010, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and construction period and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense beginning with the start of the construction period. The associated liability for deferred rent expense was $105,360 and $150,634 at September 30, 2011 and December 31, 2010, respectively, and will be charged to rent expense over the life of the leases to which it relates.

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

We issued share-based payments under our 2006 Stock Option Plan which is a qualified stock option plan to employees of our Canadian subsidiary, and certain directors on an individual by individual basis.

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

Goodwill and Other Intangibles

Goodwill and other intangible assets include the following:

	2011	2010
Goodwill:
Related to franchise operation (BG Urban Café)	$1,276,882	$1,276,882
Related to restaurant operations	92,743	240,443
Total goodwill	$1,369,625	$1,517,325
Trademarks and acquired franchise agreements
Acquired trademarks	$291,000	$291,000
Acquired franchise agreements	822,667	971,000
Total gross trademarks and acquired franchise agreements	1,113,667	1,262,000
Accumulated amortization of acquired trademarks	(291,000)	(174,600)
Accumulated amortization of acquired franchise agreements	(205,664)	(176,544)
Total accumulated amortization of trademarks and acquired franchise agreements	(496,664)	(351,144)
Total trademarks and acquired franchise agreements	617,003	910,856
Reacquired franchise agreements	169,621	40,000

Total other intangibles	$786,624	$950,856

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed.  In association with the acquisition and disposal of assets during the nine months ended September 30, 2011, the Company closed one location at a loss that had goodwill of $87,946 and sold another location for a gain that had goodwill associated with it of $59,754.  As a result, goodwill decreased $147,700 during the nine months ended September 30, 2011.  Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets.  We identified identifiable intangibles that are market-related and contract-related.

Acquired trademarks represent the trademarks associated with the Bread Garden franchise business acquired in 2008.  These trademarks were determined to have an indefinite life.  In August 2010, we entered into an agreement with the entity from which we obtained the rights to the trademarks, whereby we ceased using the trademarks on March 31, 2011.  In exchange for not using the trademarks, we are no longer obligated to pay any overriding royalties on the Bread Garden name.  In addition we received $75,000 to defray the cost of rebranding the restaurants in Canada and have accounted for that as a reduction of the expense during the quarter ended September 30, 2011.  The Bread Garden restaurants have been rebranded using BG Urban Café as the new trademark.  We are in the process of registering the trademark in Canada.  In accordance with ASC Topic 350, Intangibles Goodwill and Other (“ASC 350”), the trademarks for the Bread Garden now have a determinable life and were fully amortized as of March 31, 2011.  Amortization expenses related to the acquired trademarks were $116,400 and $58,200 for the nine months ended September 30, 2011 and 2010, respectively.

Acquired franchise agreements represent franchise agreements between Bread Garden Franchising, Inc., the company that we purchased the assets from, and the then existing franchisees.  Reacquired franchise agreements represent franchise agreements that were in place between us and the franchisees that we purchased assets from in the acquisition of three restaurants and have an indefinite life.  During 2010 one of those restaurants was closed.  Acquired franchise agreements have determinable lives between 5.5 years and 11 years.  Amortization expenses related to acquired franchise agreements were $18,696 and $22,068 for the three months ended September 30, 2011 and 2010, respectively, and $62,832 and $66,204 for the nine months ended September 30, 2011 and 2010, respectively.  Additionally, during the nine months ending September 30, 2011, one of the franchised restaurants acquired in the original purchase was purchased by the Company from the franchisee and accordingly, $114,621, net of amortization, was reclassified from acquired franchise agreements to reacquired franchise agreements.

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
c)	The type or class of customer for their products and services
d)	The methods used to distribute their products or provide their services

In making an estimate of future cash flow as it relates to our BG Urban Café operations, we considered the following items:

●	The economic forecast in Canada with particular emphasis on British Columbia and western Canada.

●	Industry forecast for the restaurant industry in Canada with particular emphasis on British Columbia and western Canada.
●	Historical operating history of acquired assets as adjusted for forecast.
●	Management’s estimates of new franchisees.

We performed the goodwill impairment analysis at December 31, 2010 and determined the fair value of goodwill and other indefinite lived intangibles as related to the BG Urban Café operations was in excess of the carrying value.

In making an estimate of future cash flow as it relates to our Spicy Pickle operations, we considered the following items:

●	The economic forecast in United States.
●	Industry forecast for the restaurant industry in United States with emphasis on the fast casual segment.
●	Historical operating history of acquired assets as adjusted for forecast.
●	Changes to our menu and introduction of a new day part in our restaurants.

We performed the goodwill impairment analysis at December 31, 2010 and determined the fair value of goodwill and other indefinite lived intangibles as related to the Spicy Pickle operations was impaired in the amount of $80,136. This impairment was incurred due to the previously mentioned closure of one company store.

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

●
Sales projections for 2011 were based on 2010 sales with increases for increased marketing and pricing adjustments.  For the years 2012 through 2018 we used annual increases of 3%.  We believe the 3% increases beyond 2011 is a reasonable growth and that it would be unreasonable to assume no growth.

●	Our food costs are projected based on our anticipated operating cost after our supply chain restructuring which occurred in November 2010.
●	Our variable and semi-variable operating costs are projected to increase and include an additional 1.5% per year as inflation.
●	Our fixed operating costs are projected to increase 1.5% per year.
●	Salvage value has been estimated on a restaurant by restaurant basis.

Based on our analysis, no impairment charges were recognized for the year ended December 31, 2010.  Since the end of the year no significant events have occurred that would require the analysis be completed at September 30, 2011.

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

Results of Operations

The following analysis shows operating statistics for the three months ended September 30, 2011 and 2010, included in the restaurant statistics in 2010 are revenues and costs associated with the bakery we closed on December 31, 2010:

	2011		2010
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$604,788	59.70%	$645,256	56.53%
Franchise fees, royalties, and rebates	408,314	40.30%	496,176	43.47%
Total revenue	$1,013,102	100.00%	$1,141,432	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$243,124	40.20%	$243,626	37.76%
Labor	206,136	34.08%	255,383	39.58%
Occupancy	174,526	28.86%	107,279	16.63%
Depreciation	41,049	6.79%	65,674	10.18%
Other operating cost	109,923	18.18%	89,816	13.92%
Total restaurant operating expenses	$774,758	128.10%	$761,778	118.06%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$766,981	187.84%	$1,051,705	211.96%
Depreciation	27,274	6.68%	85,047	17.14%
Total franchise and general expenses	$794,255	194.52%	$1,136,752	229.10%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$1,569,013	154.87%	$1,898,530	166.33%
(Loss) from operations	$(555,911)	(54.87%)	$(757,098)	(66.33%)
Other income and (expense):
Interest income (expense)	$(100,229)	(9.89%)	$(45,331)	(3.97%)
Gain (loss) on disposal of assets	(28,329)	(2.80%)
Other income (expense)	13,452	1.33%	-	-
Total other income and (expense)	$(115,106)	(11.36%)	$(45,331)	(3.97%)
Net (loss)	$(671,017)	(66.23%)	$(802,429)	(70.30%)

The components of revenue are restaurant sales for company-owned restaurants, including the company-owned bakery in 2010 and royalties and franchise fees for our franchise operations.

For the three months ended September 30, 2011, total revenue decreased $128,330 (11.24%) from $1,141,432 for the three months ended September 30, 2010 to $1,013,102 for the same period in 2011.  The decrease resulted primarily as a result of recognizing less franchise fee revenue in 2011 and having no bakery operations in 2011 compared to 2010.

The loss from operations decreased $201,187 (26.57%) from a loss of $757,098 for the three months ended September 30, 2010 to a loss of $555,911 for the three months ended September 30, 2011.  The decreased loss resulted primarily from a decrease in general and administrative expenses in addition to lower labor costs for the quarter.

For the three months ended September 30, 2011, restaurant sales decreased $40,468 (6.27%) from $645,256 in 2010 to $604,788 in 2011.  The decrease in restaurant revenue was principally due to having no bakery operations in 2011.

The loss from restaurant operations increased $53,449 (45.87%) from a loss of $116,522 for the three months ended September 30, 2010 to a loss of $169,970 for the three months ended September 30, 2011.  The increased loss was primarily a result of higher occupancy costs in addition to higher food costs and having no bakery operations in 2011.

Franchise fees and royalty revenue decreased $87,862 (17.71%) from $496,176 for the three months ended September 30, 2010 to $408,314 in 2011.  Initial franchise fees are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Franchise fees decreased $119,176 (72.59%) from $164,176 for the three months ended September 30, 2010 to $45,000 in 2011.  Two Spicy Pickle restaurants for which we collected fees opened during the three month period ended September 30, 2011 and no BG Urban Café franchise restaurants opened during the three month period ended September 30, 2011.  Comparatively, twelve Spicy Pickle franchise agreements were terminated during the three month period ended September 30, 2010.  Royalty fees increased $20,590 (8.44%) from $243,984 for the three months ended September 30, 2010 to $264,574 in 2011.  The increase is due primarily to increased BG Urban Café franchise sales and the opening of two Spicy Pickle franchised restaurants operating in the third quarter of 2011.  Rebate revenue increased $10,724 (12.18%) from $88,016 for the three months ended September 30, 2010 to $98,740 for the three months ended September 30, 2011.  The increase is due primarily as a result of the restructured supply chain agreement put into place during the fourth quarter of 2010 offset by lower purchasing volumes due to fewer locations operating during 2011.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

	2011	2010	Difference
Personnel cost	$372,734	$605,753	$(233,019)
Stock options	10,586	11,397	(811)
Professional fees	15,618	20,394	(4,776)
Marketing, advertising, and promotion	104,608	116,433	(11,825)
Travel and entertainment	26,828	33,860	(7,032)
Rent	40,371	52,245	(11,874)
MIS	16,270	65,191	(48,921)
Investor relations	5,637	17,683	(12,046)
Director fees	50,250	63,541	(13,291)
Bad Debt	(461)	-	(461)
Other general and administrative expenses	124,540	65,208	59,332

Total general and administrative expenses	$766,981	$1,051,705	$(284,724)

General and administrative expenses decreased $284,724 (27.07%) from $1,051,705 for the three month period ended September 30, 2010 to $766,981 for the three month period ended September 30, 2011.

Our most significant expense continues to be personnel costs.  The number of full time employees decreased from 16 at September 30, 2010 to 13 at September 30, 2011.  Personnel cost decreased $233,019 (38.47%) from $605,753 for the three months ended September 30, 2010 to $372,734 for the three months ended September 30, 2011.  During the last year we have made significant management changes including hiring a new Chief Executive Officer, Chief Financial Officer, and a Chief Development Officer.  We intend to closely monitor our personnel cost and we will attempt to outsource personnel as needed rather than employ full time personnel.  In addition, last year we incurred non-cash personnel cost for the three months ended September  30, 2010 of $180,000, which is the value of 3,000,000 shares of common stock on the date of issuance, $0.06 per share, which was issued to the new CEO.  There was no such expense for the current year.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $811 (7.12%) from $11,397 for the three months ended September 30, 2010 to $10,586 for the three months ended September 30, 2011.

Professional fees decreased $4,776 (23.42%) from $20,394 for the three month period ended September 30, 2010 to $15,618 for the three month period ended September 30, 2011.  The decrease is primarily due to the elimination of marketing and branding consultant fees offset by an increase in accounting services.

Franchisees must contribute to an advertising fund established by us at a rate of 2% for the Spicy Pickle brand and of up to 2% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchisees. Advertising fees recognized were $84,266 and $98,550 for the three months ended September 30, 2011 and 2010.  These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $229,751 and $214,863 in the three months ended September 30, 2011 and 2010, respectively. The net amounts reflected in the financial statements are $145,485 and $116,313 in the three months ended September 30, 2011 and 2010, respectively.

Travel and entertainment decreased $7,032 (20.77%) from $33,860 for the three months ended September 30, 2010 to $26,828 for the three months ended September 30, 2011.  The decrease was due to lower travel costs related to our operations department visiting franchise locations to perform onsite evaluations offset by increased travel associated with the opening of new locations.

Rent expense decreased $11,874 (22.73%) from $52,245 for the three months ended September 30, 2010 to $40,371 for the three months ended September 30, 2011.  The decrease is a result of a similar reduction in office space utilized by the Company.

MIS decreased $48,921 (75.04%) from $65,191 for the three months ended September 30, 2010 to $16,270 for the three months ended September 30, 2011.  The decrease was primarily as a result of the restructuring of our support and provider services for our computer and telephone systems.

Investor relations decreased $12,046 (68.12%) from $17,683 for the three months ended September 30, 2010 to $5,637 for the three months ended September 30, 2011.  The decrease was due primarily to the development of our new investor relations website which supplemented previously outsourced services in this area.

Directors’ fees decreased $13,291 (20.92%) from $63,541 for the three months ended September 30, 2010 to $50,250 for the three months ended September 30, 2011.  Last year’s quarterly expense included fees associated with the addition of new board members of the Board of Directors and the new Board of Director compensation plan.

Bad debt expense incurred for the three months ended September 30, 2011 was a credit of $461.  There was no bad debt expense for the three months ended September 30, 2010.

Other general and administrative expenses increased $59,332 (90.99%) from $65,208 for the three months ended September 30, 2010 to $124,540 for the three months ended September 30, 2011.  The increase resulted primarily from changes in insurance coverage for the Company.

Overall, net loss was $671,017 for the three months ended September 30, 2011 as compared to $802,429 for the three months ended September 30, 2010. The decrease in the net loss of $131,412 (16.38%) was primarily due to decreased spending in labor and general and administrative expense.

The following analysis shows operating statistics for the nine months ended September 30, 2011 and 2010, included in the restaurant statistics in 2010 are revenues and costs associated with the bakery we closed on December 31, 2010:

	2011		2010
Revenues:	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue
Restaurant sales	$1,725,487	61.35%	$1,938,016	57.89%
Franchise fees, royalties, and rebates	1,087,061	38.65%	1,409,716	42.11%
Total revenue	$2,812,548	100.00%	$3,347,732	100.00%

Operating costs and expenses:
Restaurant:		As a Percentage of Restaurant Sales		As a Percentage of Restaurant Sales
Cost of sales	$682,241	39.54%	$714,185	36.85%
Labor	633,800	36.73%	745,251	38.45%
Occupancy	420,304	24.36%	334,903	17.28%
Depreciation	154,874	8.98%	220,246	11.36%
Other operating cost	269,290	15.61%	296,399	15.29%
Total restaurant operating expenses	$2,160,509	125.22%	$2,310,985	119.23%

Franchise and general:		As a Percentage of Franchise Fees and Royalties		As a Percentage of Franchise Fees and Royalties
General and administrative	$2,641,552	243.00%	$2,594,068	184.01%
Depreciation	204,974	18.86%	140,410	9.96%
Total franchise and general expenses	$2,846,526	261.86%	$2,734,478	193.97%

		As a Percentage of Total Revenue		As a Percentage of Total Revenue
Total operating costs and expenses	$5,007,035	178.02%	$5,045,463	150.71%
(Loss) from operations	$(2,194,487)	(78.02%)	$(1,697,730)	(50.71%)
Other income and (expense):
Interest income (expense)	$(239,618)	(8.52%)	$(135,091)	(4.04%)
Gain (loss) on disposal of assets	(223,706)	(7.95%)	-	-
Other income (expense)	13,452	0.47%	-	-
Total other income and (expense)	$(449,872)	(16.00%)	$(135,091)	(4.04%)
Net (loss)	$(2,644,359)	(94.02%)	$(1,832,821)	(54.75%)

The components of revenue are restaurant sales for company-owned restaurants, including the company-owned bakery in 2010 and royalties and franchise fees for our franchise operations.

For the nine months ended September 30, 2011, total revenue decreased $535,184 (15.99%) from $3,347,732 for the nine months ended September 30, 2010 to $2,812,548 for the same period in 2011.  The decrease resulted primarily as a result of recognizing less franchise fee revenue in 2011 and having no bakery operations in 2011 compared to 2010.

The loss from operations increased $496,757 (29.26%) from a loss of $1,697,730 for the nine months ended September 30, 2010 to a loss of $2,194,487 for the nine months ended September 30, 2011.  The increased loss resulted primarily from an increase in marketing and advertising in addition to lower franchise fee revenue for the year.

For the nine months ended September 30, 2011, restaurant sales decreased $212,529 (10.97%) from $1,938,016 in 2010 to $1,725,487 in 2011.  The decrease in restaurant revenue was principally due to having no bakery operations in 2011.

The loss from restaurant operations increased $62,054 (16.64%) from a loss of $372,968 for the nine months ended September 30, 2010 to a loss of $435,022 for the nine months ended September 30, 2011.  The increased loss was primarily a result of higher food costs and having no bakery operations in 2011.

Franchise fees and royalty revenue decreased $322,655 (22.89%) from $1,409,716 for the nine months ended September 30, 2010 to $1,087,061 in 2011.  Initial franchise fees are collected when a franchisee enters into a franchise agreement.  At that point in time these fees are recorded as deferred revenue and are recognized as revenue on the statement of operations when the franchised restaurant is opened.  In certain cases if a franchisee fails to meet its obligation under its franchise/development agreement we can terminate that agreement and we recognize revenue at that time.  Franchise fees decreased $323,834 (81.13%) from $399,176 for the nine months ended September 30, 2010 to $75,340 in 2011.  Three Spicy Pickle restaurants for which we collected fees was opened during the nine month period ended September 30, 2011 and two BG Urban Café franchise restaurants were transferred during the nine month period ended September 30, 2011.  Comparatively, two Spicy Pickle restaurants for which we collected fees were opened and twenty-seven Spicy Pickle franchise agreements were terminated during the nine month period ended September 30, 2010.  Royalty fees decreased $28,164 (3.85%) from $731,744 for the nine months ended September 30, 2010 to $703,580 in 2011.  The decrease is due primarily to fewer franchised restaurants operating in 2011.  Rebate revenue increased $29,345 (10.53%) from $278,796 for the nine months ended September 30, 2010 to $308,141 for the nine months ended September 30, 2011.  The increase is due primarily as a result of the restructured supply chain agreement put into place during the fourth quarter of 2010 offset by lower purchasing volumes due to fewer locations operating during 2011.

The following sets forth details of the costs that make up general and administrative expenses and the difference for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

	2011	2010	Difference
Personnel cost	$1,119,576	$1,493,310	$(373,734)
Stock options	37,138	145,161	(108,023)
Professional fees	207,689	156,565	51,124
Marketing, advertising, and promotion	319,132	118,641	200,491
Travel and entertainment	103,891	112,917	(9,026)
Rent	139,100	143,903	(4,803)
MIS	48,894	110,679	(61,785)
Investor relations	42,340	46,799	(4,459)
Director fees	156,750	63,541	93,209
Bad Debt	166,475	-	166,475
Other general and administrative expenses	300,567	202,552	98,015
Total general and administrative expenses	$2,641,552	$2,594,068	$47,484

General and administrative expenses increased $47,484 (1.83%) from $2,594,068 for the nine month period ended September 30, 2010 to $2,641,552 for the nine month period ended September 30, 2011.

Our most significant expense continues to be personnel costs.  The number of full time employees decreased from 16 at September 30, 2010 to 13 at September 30, 2011.  Personnel cost decreased $373,734 (25.03%) from $1,493,310 for the nine months ended September 30, 2010 to $1,119,576 for the nine months ended September 30, 2011.  During the last year we have made significant management changes including hiring a new Chief Executive Officer, Chief Financial Officer, and a Chief Development Officer.  Included in the nine months ended September 30, 2010 is $165,000 in expense for 1,500,000 shares granted to former officers of the company and severance pay for certain employees no longer with the Company and $180,000 associated with the hiring of our new CEO, which is the value of 3,000,000 shares of common stock on the date of issuance, $0.06 per share.  There was no such expense for the current year.  We intend to closely monitor our personnel cost and we will attempt to outsource personnel as needed rather than employ full time personnel.

Stock option expense is a non-cash expense.  We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model.  Stock option expense decreased $108,023 (74.42%) from $145,161 for the nine months ended September 30, 2010 to $37,138 for the nine months ended September 30, 2011.  The decrease is primarily due to the cost last year associated with 2,000,000 options granted to two new board members off set by the additional cost associated with the options issued when hiring the new executive staff.

Professional fees increased $51,124 (32.65%) from $156,565 for the nine month period ended September 30, 2010 to $207,689 for the nine month period ended September 30, 2011.  The increase is primarily due to fees associated with accounting and auditing services.

Franchisees must contribute to an advertising fund established by us at a rate of 2% for the Spicy Pickle brand and of up to 2% for the BG Urban Café brand of total franchisee gross receipts. Additional marketing programs may be instituted which allow franchisees the option of choosing to participate in the program and, as a result, contributing additional fees for that program specifically.  At our discretion, we may spend more or less than actual advertising receipts from the franchisees. Advertising fees recognized were $286,381 and $282,202 for the nine months ended September 30, 2011 and 2010, respectively. These fees are offset against advertising expenses, which are recognized when incurred. We incurred advertising expense of $605,513 and $400,723 in the nine months ended September 30, 2011 and 2010, respectively.  The net amounts reflected in the financial statements are $319,132 and $118,521 in the nine months ended September 30, 2011 and 2010, respectively.

Travel and entertainment decreased $9,026 (7.99%) from $112,917 for the nine months ended September 30, 2010 to $103,891 for the nine months ended September 30, 2011.  The reduction of expense is a result of fewer franchise store visits during the year.

Rent expense decreased $4,803 (3.34%) from $143,903 for the nine months ended September 30, 2010 to $139,100 for the nine months ended September 30, 2011.  The decrease is a result of a reduction in office space utilized by the Company.

MIS decreased $61,785 (55.82%) from $110,679 for the nine months ended September 30, 2010 to $48,894 for the nine months ended September 30, 2011.  The decrease was primarily as a result of the restructuring of our support and provider services for our computer and telephone systems.

Investor relations decreased $4,459 (9.53%) from $46,799 for the nine months ended September 30, 2010 to $42,340 for the nine months ended September 30, 2011.  The decrease was due primarily to the development of our new investor relations website which supplemented previously outsourced services in this area offset by the increase in expense associated with our annual shareholders meeting conducted in 2011, compared to no meeting being held in 2010.

Directors’ fees increased $93,209 (146.69%) from $63,541 for the nine months ended September 30, 2010 to $156,750 for the nine months ended September 30, 2011.  The increase is primarily the result of a full year of expenses associated with the new members of the Board of Directors and the new Board of Director compensation plan.

Bad debt expense incurred for the nine months ended September 30, 2011 was $166,475.  There was no bad debt expense for the nine months ended September 30, 2010.  The increase in expense was the result of the establishment of an allowance for a large receivable associated with the BG operations offset by some collections on items that allowances were previously established.

Other general and administrative expenses increased $98,015 (48.39%) from $202,552 for the nine months ended September 30, 2010 to $300,567 for the nine months ended September 30, 2011.  The increase resulted primarily from changes in insurance coverage for the Company.

Overall, net loss was $2,644,359 for the nine months ended September 30, 2011 as compared to $1,832,821 for the nine months ended September 30, 2010. The increase in the net loss of $811,538 (44.28%) was primarily due to increased spending on marketing and advertising, increased bad debt expense from the BG Urban Café operations, loss on disposal of assets associated with the closing of a Spicy Pickle Company owned restaurant, and decreased franchise fee revenue.

Liquidity and Capital Resources

At September 30, 2011, we had a working capital deficit of $914,417, as compared to a working capital deficit of $299,234 at December 31, 2010.  Of the working capital deficit at September 30, 2011, $91,000 was deferred franchise fee revenue and does not represent a cash liability.  The decrease in working capital is primarily due to a decrease in other short-term receivables and an increase in accrued expenses and compensation.

Subsequent to September 30, 2011, the Company entered into a non-binding letter of intent with three members of our Board of Directors (lenders) whereby they will provide future financing for the Company.  The initial terms of the agreement include total funding in the amount of $1,450,000 payable in three tranches of $500,000, $500,000 and $450,000 with the first tranche being paid on the date the agreement closes, the second tranche being paid on or about February 1, 2012 and the last tranche being paid on or about May 2, 2012.  The interest rate on the funding will be 18% and the lenders will receive a 1.5 percentage of revenue share per $500,000 in funding from the Company.  The Company cannot predict with certainty that the agreement will close and the financing will be received, however, we anticipate completion of the deal in the upcoming quarter.

We receive payments from franchisees when they sign a franchise agreement. We do not include those payments in revenue until such time as the franchisee opens the restaurant. The amount recorded as deferred revenue at September 30, 2011 was $91,000, a decrease of $51,000 compared to December 31, 2010 end of year balance of $142,000. Although not recorded as revenue, any payments received will provide working capital.

At September 30, 2011 we had contractual obligations for operating leases of $2,361,762, of which $117,295 is due by December 31, 2011.

As of September 30, 2011, our aggregate minimum requirements under non-cancelable leases are as follows:

2011	$117,295
2012	536,964
2013	487,677
2014	345,006
2015	318,220
Later years	556,600
$2,361,762

The current portion of our long-term debt is $115,790 which is due and payable over the next twelve months and we have long-term debt in the amount of $373,065 which is due over the course of the next 33 months.  Additionally, we have $3,879,853 in long-term debt from related parties.  Of the $3,879,853, $250,000 is payable in equal installments over the course of seven years.  The remaining amount is due and payable in May 2013.

During the year ended December 31, 2010, we entered into an agreement with two members of our Board of Directors whereby they will loan the Company up to $2,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “First Note”).  The First Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders' option the First Note is convertible into our common stock at $0.105 per share, the value of the common stock on the date the First Note was executed.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The First Note is also secured by the assets of the Company.   Interest expense recognized on the First Note was $50,000 and $18,333 for the three months ended September 30,

2011 and 2010, respectively.  Interest expense recognized on the First Note was $142,569 and $25,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, we have drawn down the full $2,000,000 available on the loan.

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

During April 2011 we entered into an agreement with three members of our Board of Directors, two of which participated in the First Note, whereby they will loan the Company up to $1,000,000 as a revolving line of credit.  The line of credit is evidenced by a Convertible Promissory Note and Secured Loan Agreement (the “Second Note”).  The Second Note bears interest at the rate of 10% per annum and matures on May 1, 2013.  At the lenders option the Second Note is convertible into our common stock at $0.08 per share.  In addition for every two shares of common stock issued on conversion we will issue to the lenders a warrant to purchase one share of common stock at a price equal to 120% of the average volume weighted average price per share for the 10 days prior to the conversion.  The Second Note is also secured by the assets of the Company.  Interest expense recognized on the Second Note was $17,917 for the three months ended September 30, 2011 and $24,792 for the nine months ended September 30, 2011.  There was no such interest expense for the three or nine months ended September 30, 2010.  As of September 30, 2011, we have drawn $875,000 on the Second Note and have $125,000 remaining available on the loan.

Off-Balance Sheet Arrangements

At September 30, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

During the nine months ended September 30, 2011, we issued 662,500 shares of unregistered common stock for compensation to four members of our board of directors.  The stock was issued in lieu of cash pursuant to the Company’s board of director compensation plan.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business, and had access to the kind of information which registration would disclose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (4)
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (4)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (4)
10.5	2009 Restricted Stock Plan (5)
10.6	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (6)
10.7	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (6)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (6)
10.9	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (7)
10.10	Executive Employment Agreement with Clint Woodruff dated October 18, 2010 (8)
10.11	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Raymond and Joan BonAnno (9)

Regulation S-K Number	Exhibit
10.12	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Presley and Patricia Stacey Reed (9)
10.13	2011 Stock Option Plan (10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (10)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (10)
32.1	Section 1350 Certification of Chief Executive Officer (10)
32.2	Section 1350 Certification of Chief Financial Officer (10)
______________
(1)	Incorporated by reference to the exhibits to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on April 19, 2011.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPICY PICKLE FRANCHISING, INC.

November 21, 2011      By:      /s/ Mark Laramie
Mark Laramie
Chief Executive Officer

November 21, 2011     By:      /s/ Clint Woodruff
Clint Woodruff
Chief Financial Officer

EXHIBIT INDEX

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of Designation of Series A Variable Rate Convertible Preferred Stock (3)
4.2	Form of warrant to be issued to Midtown Partners & Co, LLC and assigns (4)
4.3	Form of warrant to be issued to private placement investors (4)
10.1	2006 Stock Option Plan (2)
10.2	Promissory Note to Spicy Pickle, LLC (2)
10.3	Amendment, Redemption and Conversion Agreement (4)
10.4	Agreement with Midtown Partners & Co, LLC and assigns (4)
10.5	2009 Restricted Stock Plan (5)
10.6	Convertible Promissory Note and Secured Loan Agreement dated May 10, 2010 – Presley Reed and Patricia Stacey Reed (6)
10.7	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Presley Reed and Patricia Stacey Reed (6)
10.8	First Amendment to Convertible Promissory Note Dated May 10, 2010 - Raymond BonAnno and Joan BonAnno (6)
10.9	Executive Employment Agreement with Mark Laramie dated August 3, 2010 (7)
10.10	Executive Employment Agreement with Clint Woodruff dated October 18, 2010 (8)
10.11	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Raymond and Joan BonAnno (9)
10.12	Convertible Promissory Note and Secured Loan Agreement dated April 15, 2011 with Presley and Patricia Stacey Reed (9)
10.13	2011 Stock Option Plan (10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (10)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (10)
32.1	Section 1350 Certification of Chief Executive Officer (10)
32.2	Section 1350 Certification of Chief Financial Officer (10)
______________
(1)	Incorporated by reference to the exhibits to Amendment No. 1 to the registrant’s registration statement on Form SB-2 filed on December 12, 2006.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-2 filed on October 26, 2006.
(3)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on December 19, 2007
(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on September 23, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on August 5, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on October 12, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K filed on April 19, 2011.
(10)	Filed herewith.